Form 10-Q
period 1995-04-02
AMRE INC
filed 1995-05-12
CIK 809572

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1995

                                       OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                    TO

       COMMISSION FILE NUMBER 1-9632


                                   AMRE, INC.

             (Exact name of registrant as specified in its charter)


                DELAWARE                                 75-2041737
      (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)                Identification No.)


 8585 N. STEMMONS FREEWAY, SOUTH TOWER                      75247
             DALLAS, TEXAS                               (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code (214) 658-6300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                         Yes   X            No
                             -----            -----

     As of May 5, 1995, there were 12,849,822 shares of the registrant's stock, $.01 par value, outstanding.





================================================================================

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                                            PAGE NO.
                                                                                                            --------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

         Consolidated Balance Sheet - April 2, 1995 and December 31, 1994   . . . . . . . . . . . . . . .     1

         Consolidated Statement of Operations - Quarterly periods ended April 2, 1995
            and March 27, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

         Consolidated Statement of Cash Flows - Quarterly periods ended April 2, 1995
            and March 27, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Consolidated Statement of Changes in Stockholders' Equity - Quarterly period
            ended April 2, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . .     5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6



                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

_____________

Note: Items 2 through 5 of Part II are omitted because they are not applicable.

ITEM 1.  FINANCIAL STATEMENTS

                                   AMRE, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                            APRIL 2,              DECEMBER 31,
                                                                              1995                    1994
                                                                        --------------          ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $        7,327          $      7,927
  Marketable securities, including restricted securities of
    $1,250 and $1,250 . . . . . . . . . . . . . . . . . . . . . . . .           12,676                19,370
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $832 and $1,098             8,100                 6,792
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              502                   612
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .            2,976                   575
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,854                 5,538
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .            1,767                 1,767
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .            5,381                 4,698
                                                                        --------------          ------------
        Total current assets  . . . . . . . . . . . . . . . . . . . .           44,583                47,279
Property, plant and equipment, net  . . . . . . . . . . . . . . . . .            5,907                 6,251
Goodwill, less accumulated amortization of $1,665 and $1,597  . . . .            9,240                 9,308
Notes receivable - related parties  . . . . . . . . . . . . . . . . .            4,217                 4,217
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,689                 1,772
                                                                        --------------          ------------
                                                                        $       65,636          $     68,827
                                                                        ==============          ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .   $       18,571          $     18,645
  Wages, commissions and bonuses  . . . . . . . . . . . . . . . . . .            5,362                 4,098
  Accrued workers' compensation . . . . . . . . . . . . . . . . . . .            1,731                 2,021
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . .           10,843                10,653
                                                                        --------------          ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .           36,507                35,417
                                                                        --------------          ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.10 par value, 1,000,000 shares
    authorized; none outstanding  . . . . . . . . . . . . . . . . . .            --                    --
  Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,072,020 shares issued; 12,849,822
    and 12,849,822 shares outstanding . . . . . . . . . . . . . . . .              141                   141
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .           22,400                22,400
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .           16,889                21,170
                                                                        --------------          ------------
                                                                                39,430                43,711
  Less:  Treasury stock, at cost 1,222,198 and 1,222,198 shares . . .          (10,301)              (10,301)
                                                                        --------------          ------------
        Total stockholders' equity  . . . . . . . . . . . . . . . . .           29,129                33,410
                                                                        --------------          ------------
                                                                        $       65,636          $     68,827
                                                                        ==============          ============





See accompanying  Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

0                                   AMRE, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                    QUARTER ENDED
                                                                      --------------------------------------
                                                                       APRIL 2, 1995         MARCH 27, 1994
                                                                      --------------         ---------------
Contract revenues . . . . . . . . . . . . . . . . . . . . . . . . .   $       60,885         $        52,125
Contract costs  . . . . . . . . . . . . . . . . . . . . . . . . . .           20,525                  16,884
                                                                      --------------         ---------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .           40,360                  35,241
                                                                      --------------         ---------------
Branch operating expenses . . . . . . . . . . . . . . . . . . . . .            4,795                   4,478
Marketing expenses  . . . . . . . . . . . . . . . . . . . . . . . .           17,958                  15,547
Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           12,047                   9,893
Sears license fees  . . . . . . . . . . . . . . . . . . . . . . . .            7,274                   6,031
General and administrative expenses . . . . . . . . . . . . . . . .            4,981                   4,524
                                                                      --------------         ---------------
                                                                              47,055                  40,473
                                                                      --------------         ---------------
Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . .           (6,695)                 (5,232)
Investment income . . . . . . . . . . . . . . . . . . . . . . . . .              287                     272
Other income (expense)  . . . . . . . . . . . . . . . . . . . . . .               74                      69
                                                                      --------------         ---------------
Loss before income taxes  . . . . . . . . . . . . . . . . . . . . .           (6,334)                 (4,891)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,439)                 (1,907)
                                                                      --------------         ---------------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       (3,895)        $        (2,984)
                                                                      ==============         ===============
Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . .   $         (.29)        $          (.23)
                                                                      ==============         ===============
Cash dividends declared per share . . . . . . . . . . . . . . . . .   $          .03         $           .03
                                                                      ==============         ===============
Weighted average shares outstanding . . . . . . . . . . . . . . . .           13,306                  12,851
                                                                      ==============         ===============





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 QUARTER ENDED
                                                                      --------------------------------------
                                                                      APRIL 2, 1995          MARCH 27, 1994
                                                                      -------------           --------------
CASH FLOWS FROM OPERATIONS:
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     (3,895)           $     (2,984)
                                                                      ------------            ------------
Adjustments to reconcile net loss to net cash
  used in operations:
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           (2,439)                 (1,907)
  Depreciation and amortization . . . . . . . . . . . . . . . . .              727                     815
  Provision for doubtful accounts . . . . . . . . . . . . . . . .             (137)                    197
  Other non-cash items  . . . . . . . . . . . . . . . . . . . . .               32                      26
  Cash receipts of (payments for) income taxes  . . . . . . . . .             --                         2
  Changes in assets and liabilities:
    Accounts receivable and other . . . . . . . . . . . . . . . .           (1,061)                  1,160
    Inventory . . . . . . . . . . . . . . . . . . . . . . . . . .             (316)                    115
    Prepaid expenses and other assets . . . . . . . . . . . . . .             (600)                   (924)
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .              (74)                    701
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .            1,202                    (326)
                                                                      ------------            ------------
Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .           (2,666)                   (141)
                                                                      ------------            ------------
Net cash used in operations . . . . . . . . . . . . . . . . . . .           (6,561)                 (3,125)
                                                                      ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities . . . . . . . . . . . . . . . . .           16,465                   7,491
  Purchase of marketable securities . . . . . . . . . . . . . . .           (9,804)                   (290)
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . .             (314)                   (189)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                        20
                                                                      ------------            ------------
Net cash provided by investing activities . . . . . . . . . . . .            6,347                   7,032
                                                                      ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .             (386)                   (386)
                                                                      ------------            ------------
Net cash used in financing activities . . . . . . . . . . . . . .             (386)                   (386)
                                                                      ------------            ------------
Net change in cash and cash equivalents . . . . . . . . . . . . .             (600)                  3,521
Cash and cash equivalents at beginning of period  . . . . . . . .            7,927                   1,333
                                                                      ------------            ------------
Cash and cash equivalents at end of period  . . . . . . . . . . .     $      7,327            $      4,854
                                                                      ============            ============





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                               COMMON STOCK           ADDITIONAL                    TREASURY STOCK
                                         -----------------------       PAID-IN      RETAINED    -----------------------
                                          SHARES         AMOUNT        CAPITAL      EARNINGS     SHARES         AMOUNT
                                         ---------     ---------      ---------     ---------   ---------      ---------
Balance, December 31, 1994  . . . .         14,072      $    141       $ 22,400     $  21,170      (1,222)      $(10,301)
  Dividends . . . . . . . . . . . .          --            --              --            (386)       --             --
  Net loss  . . . . . . . . . . . .          --            --              --          (3,895)       --             --
                                         ---------     ---------      ---------      --------   ---------      ---------
Balance, April 2, 1995  . . . . . .         14,072      $    141       $ 22,400      $ 16,889      (1,222)      $(10,301)
                                          ========      ========       ========      ========    ========       ========

                                   AMRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 2, 1995


NOTE 1 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    Basis of presentation - The accompanying interim consolidated financial statements of AMRE, Inc. (the "Company") as of April 2, 1995 and for the quarterly periods ended April 2, 1995 and March 27, 1994 are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1994 Annual Report on Form 10-K.

    Reclassifications - Reclassifications have been made to the prior period statements to conform to the current presentation.

    Fiscal period - The Company's quarterly periods end on the Sunday nearest to the last day in the calendar quarter except at year end which is December 31.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

    The Company is a party to certain legal proceedings arising in the ordinary course of business, none of which is believed to be material to the financial position of the Company.

    The Company has a credit agreement with a bank under which it has a standby letter of credit in the amount of approximately $1.2 million issued in connection with the Company's workers' compensation and general liability insurance plans. The Company has set aside, in a restricted collateral account, marketable securities equivalent to the amount of the standby letter of credit.

    The Company has agreements with financial institutions which make financing available to the Company's customers. The customer executes a Revolving Credit Agreement with the lender and the lender pays the Company on completion of the installation. The Company assumes some recourse liability or credit risk in certain of these transactions, in addition to normal representations and warranties regarding material and workmanship, if customer defaults exceed specified levels. The Company has provided a reserve for estimated losses on these agreements.

NOTE 3 - DIVIDENDS DECLARED

    On March 6, 1995, the Company declared a cash dividend of $.03 per share, payable on April 28, 1995, to stockholders of record on March 24, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged, under a license from Sears Roebuck and Co. ("Sears"), in direct marketing, sales and installation of siding and related exterior home improvement products, kitchen cabinet refacing and custom countertops, replacement windows, and in certain of its territories, exterior coating. The business of the Company is characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall expense of the Company.

    To assist in understanding the Company's operating results, the following table indicates the percentage relationship of various income and expense items included in the Statement of Operations for the quarterly periods ended April 2, 1995 and March 27, 1994.

                                                       PERCENTAGE OF CONTRACT REVENUES
                                                              QUARTERS ENDED
                                                        ------------------------------
                                                        APRIL 2,             MARCH 27,
                                                          1995                 1994
                                                        --------             ---------
Contract revenues . . . . . . . . . . .                  100.0%                100.0%
Contract costs  . . . . . . . . . . . .                   33.7                  32.4
                                                         -----                 -----
Gross profit  . . . . . . . . . . . . .                   66.3                  67.6
                                                         -----                 -----
Branch operating expenses . . . . . . .                    7.9                   8.6
Marketing expenses  . . . . . . . . . .                   29.5                  29.8
Selling expenses  . . . . . . . . . . .                   19.8                  19.0
Sears license fees  . . . . . . . . . .                   11.9                  11.5
General and administrative expenses . .                    8.2                   8.7
                                                         -----                 -----
Loss from operations  . . . . . . . . .                  (11.0)                (10.0)
Other income and expense, net . . . . .                     .6                    .6
                                                         -----                 -----
Loss before income taxes  . . . . . . .                  (10.4)                 (9.4)
Income taxes  . . . . . . . . . . . . .                   (4.0)                 (3.7)
                                                         -----                 -----
Net loss  . . . . . . . . . . . . . . .                   (6.4)%                (5.7)%
                                                         =====                 =====

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 2, 1995 COMPARED WITH THE QUARTER ENDED MARCH 27, 1994

    The Company historically experiences its lowest contract revenues in the first quarter when winter weather conditions prevail. While contract revenues increased approximately 17% in the first quarter of 1995 as compared to the first quarter of 1994, the current period loss from operations was $6,695,000 as compared to $5,232,000. The increased operating loss was due to lower sales closing rates coupled with a decline in gross margin and higher fixed costs.

    The Company generated approximately 16% more appointments than in the first quarter a year ago, however, the dollar amount of sales orders increased only 11% due to lower sales closing rates and an imbalance between lead flows and sales staffing levels in several key markets. Production backlog at the end of the quarter was slightly higher than at the end of the first quarter last year.

    Consolidated contract revenues increased $8,760,000 to $60,885,000 as compared to $52,125,000 in the first quarter of the prior year. The increase in revenue is due to a higher number of appointments in all three of the Company's major product lines, as well as an improved installation rate (the rate at which sales orders are converted to installed revenue) reflecting milder weather conditions as well as reduced installation cycle times and improved installation staffing levels.

    Siding and related exterior home improvement product contract revenues increased approximately 13% from $27,820,000 in the first quarter of 1994 to $31,436,000 in 1995. The number of installations for these products increased 7%, and average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 6%.

     Contract revenues from kitchen cabinet refacing increased approximately 2% from $15,267,000 in 1994 to $15,622,000 in 1995. While the number and dollar amount of sales orders increased in the 1995 period as compared to the prior year, units installed declined approximately 6%. However, average selling price, which is affected not only by price levels but by the mix and size of jobs installed, increased approximately 8% over the prior year first quarter.

    Contract revenues from replacement windows increased to $11,910,000 from $5,838,000 in the prior period. The number of installations increased approximately 64% reflecting the continued growth of this product line as well as a higher installation rate.

    Gross profit margin as a percentage of contract revenues decreased from 67.6% to 66.3%. The decline in gross profit margin was principally due to increased installation cost in the windows product line and higher service costs in all product lines.

    Branch operating expenses, which are primarily fixed in nature, decreased from 8.6% of contract revenues in 1994 to 7.9% of revenues in 1995. Branch operating expenses in dollar terms increased approximately $317,000 largely due to higher headcount as compared to the prior year.

     The Company increased its marketing expenditures in 1995 and generated approximately 16% more appointments than in the same period last year. The marketing cost per appointment, however, was relatively unchanged from the prior year period, partially due to an imbalance between lead flows and sales staffing levels in several key markets. Marketing expense as a percent of revenue declined from 29.8% in the prior year period to 29.2% in 1995 principally due the improvement in the installation rate during the period.

    Selling expenses increased to 19.8% of contract revenues as compared to 19.0% in the prior year period. Sales compensation declined from 12.5% to 11.9%. Other selling expenses, primarily composed of insurance costs, sales managers salaries and training, recruiting and travel, increased to 7.9% of contract revenues from 6.5% in the prior year period. The increase is principally due to additional management staffing and increased travel expenses.

    General and administrative expenses decreased from 8.7% to 8.2% of contract revenues, however, increased approximately $457,000 in dollar terms in 1995. The increase was principally due to a separation agreement between the Company and its former President and Chief Executive Officer, partially offset by a decrease in bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company finances its liquidity needs with internally generated funds. Net cash used in operations was $6,561,000, approximately the same as the loss from operations. Cash and marketable securities totaled $20,003,000 at April 2, 1995. Cash and marketable securities on hand, together with cash provided from future operations are expected to be sufficient to satisfy the Company's working capital and other funding requirements.

    The Company has a standby letter of credit with a bank in the amount of approximately $1.2 million issued in connection with the Company's workers' compensation and general liability insurance plans. The Company has set aside in a restricted collateral account, marketable securities equivalent to the amount of the letter of credit.

SEASONALITY

    The Company has found that customers are typically reluctant to commence home improvement projects during the December holiday season. In addition, installation of siding and related exterior home improvement products and window products may be delayed due to poor weather conditions prevalent during the winter months. Therefore, contract revenues and net income have historically been lowest during the first quarter.

    The following table sets forth, on an unaudited basis, the Company's quarterly financial information:

                                                                         QUARTER ENDED
                                                ------------------------------------------------------------------
                                                March 27,       June 26,       September 25,          DECEMBER 31,
                                                ---------       --------       ------------           ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1994
Contract revenues . . . . . . . . . . . . . .   $  52,125       $ 77,589        $   80,744             $  75,472
Gross profit  . . . . . . . . . . . . . . . .      35,241         53,493            54,441                49,655
Operating income (loss) . . . . . . . . . . .      (5,232)         1,100             2,669                 2,500
Net income (loss) . . . . . . . . . . . . . .   $  (2,984)      $    912        $    1,857             $   1,674
Net income (loss) per share . . . . . . . . .   $    (.23)      $    .07        $      .14             $     .13

                                                 April 2,
                                                ----------
YEAR ENDED DECEMBER 31, 1995
Contract revenues . . . . . . . . . . . . . .   $  60,885
Gross profit  . . . . . . . . . . . . . . . .      40,360
Operating loss  . . . . . . . . . . . . . . .      (6,695)
Net loss  . . . . . . . . . . . . . . . . . .   $  (3,895)
Net loss per share  . . . . . . . . . . . . .   $    (.29)

___________________

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    Reference is made to Note 3 of Notes to Consolidated Financial Statements herein for a discussion of legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                       NUMBER AND DESCRIPTION OF EXHIBIT


  11. Calculations of weighted average common shares outstanding for the quarterly periods ended April 2, 1995.

  27.    Financial Data Schedule.

__________________________



(b) Reports on Form 8-K: No current reports on Form 8-K were filed by the Company during the quarter ended April 2, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMRE, Inc.




DATE:  May 11, 1995                 /s/   John S. Vanecko
                                    ----------------------------------
                                    John S. Vanecko
                                    Vice President and Chief Financial Officer
                                    (Principal financial officer and
                                    duly authorized officer of registrant)

                              INDEX TO EXHIBITS

  EXHIBIT NO.                        DESCRIPTION
  -----------                        -----------

      11. Calculations of weighted average common shares outstanding for the quarterly periods ended April 2, 1995.

      27.       Financial Data Schedule.