Form 10-Q
period 1995-06-30
AMRE INC
filed 1995-08-11
CIK 809572

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549




                                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 1995

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



                         Yes     X          No
                                ---              ---

        As of August 3, 1995, there were 12,849,822 shares of the registrant's stock, $.01 par value, outstanding.



================================================================================

                                    INDEX

                        PART I.  FINANCIAL INFORMATION

                                                                                                        PAGE NO.
                                                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

         Consolidated Balance Sheet - July 2, 1995 and December 31, 1994  . . . . . . . . . . . . .       1

         Consolidated Statement of Operations - Three-month periods ended July 2, 1995
            and June 26, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

         Consolidated Statement of Operations - Six-month periods ended July 2, 1995
            and June 26, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

         Consolidated Statement of Cash Flows - Six-month periods ended July 2, 1995
            and June 26, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

         Consolidated Statement of Changes in Stockholders' Equity - Six-month period
            ended July 2, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .       6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7



                                               PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12


- -------------

Note:    Items 2 through 5 of Part II are omitted because they are not applicable.

ITEM 1.  FINANCIAL STATEMENTS

                                   AMRE, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                            JULY 2,             DECEMBER 31,
                                                                             1995                   1994
                                                                        --------------          ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $        3,289          $      7,927
  Marketable securities, including restricted securities of
    $1,250 and $1,250 . . . . . . . . . . . . . . . . . . . . . . .             11,566                19,370
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $983 and $1,098            10,377                 6,792
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              810                   612
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .            3,280                   575
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,269                 5,538
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .            1,767                 1,767
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .            5,532                 4,698
                                                                        --------------          ------------
        Total current assets  . . . . . . . . . . . . . . . . . . . .           41,890                47,279

Property, plant and equipment, net  . . . . . . . . . . . . . . . . .            5,960                 6,251
Goodwill, less accumulated amortization of $1,733 and $1,597  . . . .            9,172                 9,308
Notes receivable - related parties  . . . . . . . . . . . . . . . . .            4,217                 4,217
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,411                 1,772
                                                                        --------------          ------------
                                                                        $       62,650          $     68,827
                                                                        ==============          ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .   $       16,306          $     18,645
  Wages, commissions and bonuses  . . . . . . . . . . . . . . . . . .            5,832                 4,098
  Accrued workers' compensation . . . . . . . . . . . . . . . . . . .            1,678                 2,021
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . .           12,154                10,653
                                                                        --------------          ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .           35,970                35,417
                                                                        --------------          ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.10 par value, 1,000,000 shares
    authorized; none outstanding  . . . . . . . . . . . . . . . . . .            --                    --
  Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,072,020 shares issued; 12,849,822
    and 12,849,822 shares outstanding . . . . . . . . . . . . . . . .              141                   141
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .           22,400                22,400
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .           14,440                21,170
                                                                        --------------          ------------
                                                                                36,981                43,711
  Less:  Treasury stock, at cost; 1,222,198 and 1,222,198 shares  . .          (10,301)              (10,301)
                                                                        --------------          ------------
        Total stockholders' equity  . . . . . . . . . . . . . . . . .           26,680                33,410
                                                                        --------------          ------------
                                                                        $       62,650          $     68,827
                                                                        ==============          ============


    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                              THREE-MONTH PERIODS ENDED
                                                                      --------------------------------------
                                                                       JULY 2, 1995           JUNE 26, 1994
                                                                      --------------         ---------------
Contract revenues . . . . . . . . . . . . . . . . . . . . . . . . .   $       73,737         $        77,589
Contract costs  . . . . . . . . . . . . . . . . . . . . . . . . . .           23,711                  24,096
                                                                      --------------         ---------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .           50,026                  53,493
                                                                      --------------         ---------------


Branch operating expenses . . . . . . . . . . . . . . . . . . . . .            5,126                   4,833
Marketing expenses  . . . . . . . . . . . . . . . . . . . . . . . .           19,484                  18,725
Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           13,433                  13,609
Sears license fees  . . . . . . . . . . . . . . . . . . . . . . . .            8,851                   9,256
General and administrative expenses . . . . . . . . . . . . . . . .            5,840                   5,970
                                                                      --------------         ---------------
                                                                              52,734                  52,393
                                                                      --------------         ---------------

Operating income (loss) . . . . . . . . . . . . . . . . . . . . . .           (2,708)                  1,100
Investment income . . . . . . . . . . . . . . . . . . . . . . . . .              268                     309
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              157                      85
                                                                      --------------         ---------------

Income (loss) before income taxes . . . . . . . . . . . . . . . . .           (2,283)                  1,494
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             (220)                    582
                                                                      --------------         ---------------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .   $       (2,063)        $           912
                                                                      ==============         ===============
Net income (loss) per share . . . . . . . . . . . . . . . . . . . .   $         (.16)        $           .07
                                                                      ==============         ===============
Cash dividends declared per share . . . . . . . . . . . . . . . . .   $          .03         $           .03
                                                                      ==============         ===============
Weighted average shares outstanding . . . . . . . . . . . . . . . .           12,850                  12,888
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

                                   AMRE, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                              SIX-MONTH PERIODS ENDED
                                                                      --------------------------------------
                                                                       JULY 2, 1995           JUNE 26, 1994
                                                                      --------------         ---------------

Contract revenues . . . . . . . . . . . . . . . . . . . . . . . . .   $      134,622         $       129,714
Contract costs  . . . . . . . . . . . . . . . . . . . . . . . . . .           44,236                  40,980
                                                                      --------------         ---------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .           90,386                  88,734
                                                                      --------------         ---------------


Branch operating expenses . . . . . . . . . . . . . . . . . . . . .            9,921                   9,311
Marketing expenses  . . . . . . . . . . . . . . . . . . . . . . . .           37,444                  34,272
Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           25,479                  23,502
Sears license fees  . . . . . . . . . . . . . . . . . . . . . . . .           16,124                  15,288
General and administrative expenses . . . . . . . . . . . . . . . .           10,821                  10,493
                                                                      --------------         ---------------
                                                                              99,789                  92,866
                                                                      --------------         ---------------

Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . .           (9,403)                 (4,132)
Investment income . . . . . . . . . . . . . . . . . . . . . . . . .              555                     581
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              232                     154
                                                                      --------------         ---------------

Loss before income taxes  . . . . . . . . . . . . . . . . . . . . .           (8,616)                 (3,397)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,658)                 (1,325)
                                                                      --------------         ---------------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       (5,958)        $        (2,072)
                                                                      ==============         ===============
Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . .   $         (.46)        $          (.16)
                                                                      ==============         ===============
Cash dividends declared per share . . . . . . . . . . . . . . . . .   $          .06         $           .06
                                                                      ==============         ===============
Weighted average shares outstanding . . . . . . . . . . . . . . . .           12,850                  12,886
                                                                      ==============         ===============





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                            SIX-MONTH PERIODS ENDED
                                                                      ------------------------------------
                                                                      JULY 2, 1995           JUNE 26, 1994
                                                                      ------------           -------------
CASH FLOWS FROM OPERATIONS:

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     (5,958)           $     (2,072)
                                                                      ------------            ------------

Adjustments to reconcile net loss to net cash
  used in operations:
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           (2,658)                 (1,325)
  Depreciation and amortization . . . . . . . . . . . . . . . . .            1,480                   1,632
  Provision for doubtful accounts . . . . . . . . . . . . . . . .              186                     625
  Other non-cash items  . . . . . . . . . . . . . . . . . . . . .               96                     170
  Cash receipts of (payments for) income taxes  . . . . . . . . .              (85)                    (21)
  Changes in assets and liabilities:
    Accounts receivable and other . . . . . . . . . . . . . . . .           (3,969)                 (3,047)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .              269                    (116)
    Prepaid expenses and other assets . . . . . . . . . . . . . .             (473)                 (1,419)
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .           (2,339)                  2,371
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .            2,929                   2,735
                                                                      ------------            ------------

Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .           (4,564)                  1,605
                                                                      ------------            ------------

Net cash used in operations . . . . . . . . . . . . . . . . . . .          (10,522)                   (467)
                                                                      ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities . . . . . . . . . . . . . . . . .           23,323                   7,637
  Purchase of marketable securities  . . . . . . . . . . . . . . .         (15,615)                 (3,209)
  Capital expenditures   . . . . . . . . . . . . . . . . . . . . .          (1,052)                   (532)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --                         32
                                                                      ------------            ------------

Net cash provided by investing activities . . . . . . . . . . . .            6,656                   4,108
                                                                      ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .             (772)                   (770)
                                                                      ------------            ------------
Net cash used in financing activities . . . . . . . . . . . . . .             (772)                   (770)
                                                                      ------------            ------------
Net change in cash and cash equivalents . . . . . . . . . . . . .           (4,638)                 (2,871)
Cash and cash equivalents at beginning of period  . . . . . . . .            7,927                   1,333
                                                                      ------------            ------------
Cash and cash equivalents at end of period  . . . . . . . . . . .     $      3,289            $      4,204
                                                                      ============            ============



    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                 (IN THOUSANDS)



                                                         COMMON STOCK            ADDITIONAL                     TREASURY STOCK
                                                     --------------------         PAID-IN      RETAINED       ------------------
                                                     SHARES        AMOUNT         CAPITAL      EARNINGS       SHARES      AMOUNT
                                                     ------        ------         -------      --------       ------      ------
 Balance, December 31, 1994  . . . . . . . . .        14,072      $    141        $ 22,400    $  21,170      (1,222)     $(10,301)
   Dividends . . . . . . . . . . . . . . . . .         --            --              --            (772)        --          --

   Net loss  . . . . . . . . . . . . . . . . .         --            --              --          (5,958)        --           --
                                                    --------      --------       ---------    ---------    --------      --------

 Balance, July 2, 1995 . . . . . . . . . . . .        14,072      $    141       $  22,400    $  14,440      (1,222)     $(10,301)
                                                    ========      ========       =========    =========    ========      ========


                                   AMRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 2, 1995


NOTE 1 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    Basis of presentation - The accompanying interim consolidated financial statements of AMRE, Inc. (the "Company") as of July 2, 1995 and for the three-month and six-month periods ended July 2, 1995 and June 26, 1994 are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1994 Annual Report on Form 10-K.

    Reclassifications - Reclassifications have been made to the prior period statements to conform to the current presentation.

    Fiscal period - The Company's quarterly periods end on the Sunday nearest to the last day in the calendar quarter except at year end which is December 31.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

    The Company is a party to certain legal proceedings arising in the ordinary course of business, none of which are believed to be material to the financial position of the Company.

    The Company has a credit agreement with a bank under which it has a standby letter of credit in the amount of approximately $1.2 million issued in connection with its' workers' compensation and general liability insurance plans. The Company has set aside, in a restricted collateral account, marketable securities equivalent to the amount of the standby letter of credit.

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

NOTE 3 - DIVIDENDS DECLARED

    On May 17, 1995, the Company declared a cash dividend of $.03 per share, payable on July 21, 1995, to stockholders of record on June 23, 1995.

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

    To assist in understanding the Company's operating results, the following table indicates the percentage relationship of various income and expense items included in the Statement of Operations for the three-month and six-month periods ended July 2, 1995 and June 26, 1994.

                                                            PERCENTAGE OF CONTRACT REVENUES
                                               THREE-MONTH PERIODS ENDED        SIX-MONTH PERIODS ENDED
                                               -------------------------        -----------------------
                                                 JULY 2,        JUNE 26,          JULY 2,        JUNE 26,
                                                  1995            1994            1995            1994
                                                --------        --------        --------        --------
Contract revenues . . . . . . . . . . .           100.0%           100.0%          100.0%          100.0%
Contract costs  . . . . . . . . . . . .            32.2             31.1            32.9            31.6
                                                -------         --------        --------        --------
Gross profit  . . . . . . . . . . . . .            67.8             68.9            67.1            68.4
                                                -------         --------        --------        --------
Branch operating expenses . . . . . . .             7.0              6.2             7.3             7.2
Marketing expenses  . . . . . . . . . .            26.4             24.1            27.8            26.4
Selling expenses  . . . . . . . . . . .            18.2             17.6            18.9            18.1
Sears license fees  . . . . . . . . . .            12.0             11.9            12.0            11.8
General and administrative expenses . .             7.9              7.7             8.0             8.1
                                                -------         --------        --------        --------
Operating income (loss) . . . . . . . .            (3.7)             1.4            (6.9)           (3.2)
Other income and expense, net . . . . .              .6               .5              .5              .6
                                                -------         --------        --------        --------
Income taxes  . . . . . . . . . . . . .             (.3)              .7            (2.0)           (1.0)
                                                -------         --------        --------        --------
Net income (loss) . . . . . . . . . . .            (2.8)%            1.2%           (4.4)%          (1.6)%
                                                =======         ========        ========        ========


RESULTS OF OPERATIONS

SIX MONTHS ENDED JULY 2, 1995 COMPARED WITH THE SIX MONTHS ENDED JUNE 26, 1994

    While contract revenues increased approximately 4% as compared with the same period last year, the current period operating loss was $9,403,000 as compared to a loss of $4,132,000 in the prior year. The Company generated approximately 6% more appointments than in the prior year period, however, the dollar amount of sales orders declined 5% due to lower sales closing rates and an imbalance between leads generated and sales staffing levels in several key markets. The production backlog at July 2, 1995 was $29,050,000. The Company's installation rate (the rate at which sales orders are converted to installed revenue) improved over the prior year period reflecting milder weather conditions as well as reduced installation cycle times and improved installation staffing. Thus contract revenues increased despite the decline in sales orders.

    Contract revenues from the Company's siding and related exterior home improvement product line decreased approximately 2% to $69,571,000 as compared to $70,989,000 in the prior year period. The number of installations for these products declined 5%, and average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 3%.

    Contract revenues from kitchen cabinet refacing were relatively unchanged at $33,767,000 as compared to $33,710,000 in the prior year. Average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 12% over the prior year period, however, the number of units installed declined.

    Contract revenues from replacement windows increased to $26,745,000 from $17,823,000 in the prior period. The number of installations increased approximately 31% reflecting the continued growth of this product line as well as a higher installation rate.

    Gross profit margin as a percentage of contract revenues decreased from 68.4% to 67.1%. The decline in gross margin was principally due to increased installation cost in the windows' product line and higher service costs in all product lines. While gross profit margin percent declined from the prior year period, margin increased from 66.3% in the first quarter of the current year to 67.8% in the second quarter reflecting lower service costs and other measures implemented by management. The Company believes that margins will improve somewhat for the remainder of the 1995 period.

     Branch operating expenses, which are primarily fixed in nature, increased slightly from 7.2% of contract revenues in the prior period to 7.3% in the current period. Branch operating expenses in dollar terms increased approximately $610,000 largely due to higher staffing as compared to the prior year.

    Marketing expense increased from $34,272,000 or 26.4% of contract revenues in the prior year period, to $37,444,000, or 27.8% of contract revenues in the current period. While the Company generated more leads than in the prior year, the increase in marketing expense as a percentage of contract revenues is due to lower sales closing rates and a second quarter increase in the cost per appointment resulting from a decline in response rates.

    Selling expenses increased to 18.9% of contract revenues as compared to 18.1% in the prior year period. Sales compensation declined from 11.9% to 11.1%. Other selling expenses, primarily composed of insurance costs, sales manager salaries and training, recruiting and travel, increased to 7.8% of contract revenues from 6.3% in the prior period. The increase is principally due to additional management staffing.

    General and administrative expenses decreased slightly from 8.1% to 8.0% of contract revenues. General and administrative expenses increased in dollar terms principally due to a one time charge in the first quarter of 1995 resulting from a separation agreement between the Company and its former President and Chief Executive Officer.

    The Company's ability to tax benefit the pretax loss at the statutory rate is uncertain, therefore, the tax benefit has been provided at a lower rate.

THREE MONTHS ENDED JULY 2, 1995 AS COMPARED WITH THE THREE MONTHS ENDED JUNE 26, 1994

    Contract revenues declined approximately 5% to $73,737,000 from $77,589,000 in the prior period. The operating loss for the period was $2,708,000 as compared with $1,100,000 of operating income last year. Sales orders declined 15% from the prior year period due to lower sales closing rates and a 2% reduction in appointments resulting from lower response rates.

    Contract revenues from the Company's siding and related exterior home improvement product line decreased approximately 11% from $43,058,000 in the 1994 period to $38,135,000 in 1995. The number of installations for these products declined 14%, and average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 3%.

    Contract revenues from kitchen cabinet refacing declined approximately 2% from $18,443,000 in the 1994 period to $18,145,000 in 1995. Average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 18% over the prior year period.

    Contract revenues from replacement windows increased 24% to $14,835,000 from $11,985,000 in the prior period. The number of installations increased approximately 12% reflecting the continued growth of this product line.

    Gross profit margin as a percentage of contract revenues decreased from 68.9% to 67.8%. The decline in gross margin was principally due to increased installation cost and higher service costs. While gross profit margin percent declined from the prior year period, margin increased from 66.3% in the first quarter of the current year to 67.8% in the second quarter reflecting lower service costs and other measures implemented by management.

    Branch operating expenses, which are primarily fixed in nature, increased to 7.0% of contract revenues from 6.2% in the prior period. Branch operating expenses in dollar terms increased approximately $293,000 largely due to higher staffing as compared to the prior year.

    Marketing expense increased from $18,725,000, or 24.1% of contract revenues in the prior year period, to $19,484,000, or 26.4% of contract revenues in the current period. The increase in marketing expense as a percentage of contract revenues was due to lower sales closing rates and an increase in the cost per appointment resulting from a decline in response rates.

    Selling expenses increased to 18.2% of contract revenues as compared to 17.6% in the prior year period. Sales compensation declined from 12.0% to 11.1%. Other selling expenses, primarily composed of insurance costs, sales manager salaries and training, recruiting and travel, increased to 7.1% of contract revenues from 5.6% in the prior period. The increase is principally due to additional management staffing.

    General and administrative expenses, which are primarily fixed in nature, increased from 7.7% to 7.9% of contract revenues.

    The Company's tax benefit for the second quarter reflects a revised annual effective tax rate as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company finances its liquidity needs with internally generated funds. Net cash used in operations for the six months ended July 2, 1995 was $10,522,000. Cash requirements during the period were principally due to the operating loss and an increase in accounts receivable due to higher revenues in the second quarter period. Cash and marketable securities totaled approximately $14,855,000 at July 2, 1995.

    The Company's capital expenditures totaled approximately $1,052,000 for the six month period ended July 2, 1995. The increase in expenditures as compared to the prior year period is principally due to the purchase of manufacturing equipment associated with the Company's newly designed cabinet product line. The Company estimates capital expenditures will aggregate $3,000,000 for the calendar 1995 period, and believes it can obtain financing for the additional capital expenditures.

    The Company has a standby letter of credit with a bank in the amount of approximately $1.2 million issued in connection with its' workers' compensation and general liability insurance plans. The Company has set aside in a restricted collateral account, marketable securities equivalent to the amount of the letter of credit.

SEASONALITY

    The Company has found that customers are typically reluctant to commence home improvement projects during the December holiday season. In addition, installation of siding and related exterior home improvement products may be delayed due to poor weather conditions prevalent during the winter months. Therefore, contract revenues and net income have historically been lowest during the first quarter.

    The following table sets forth, on an unaudited basis, the Company's quarterly financial information:

                                                                         QUARTER ENDED
                                               -----------------------------------------------------------------
                                               MARCH 27,       JUNE 26,      SEPTEMBER 25,          DECEMBER 31,
                                               ---------       --------      -------------          ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1994
Contract revenues . . . . . . . . . . . . . .   $  52,125       $ 77,589        $   80,744             $  75,472
Gross profit  . . . . . . . . . . . . . . . .      35,241         53,493            54,441                49,655
Operating income (loss) . . . . . . . . . . .      (5,232)         1,100             2,669                 2,500
Net income (loss) . . . . . . . . . . . . . .   $  (2,984)      $    912        $    1,857             $   1,674
Net income (loss) per share . . . . . . . . .   $    (.23)      $    .07        $      .14             $     .13


                                                 APRIL 2,        JULY 2,
                                                 --------        ------
YEAR ENDED DECEMBER 31, 1995
Contract revenues . . . . . . . . . . . . . .   $  60,885      $  73,737
Gross profit  . . . . . . . . . . . . . . . .      40,360         50,026
Operating loss  . . . . . . . . . . . . . . .      (6,695)        (2,708)
Net loss  . . . . . . . . . . . . . . . . . .   $  (3,895)     $  (2,063)
Net loss per share  . . . . . . . . . . . . .   $    (.29)     $    (.16)


___________________

                                               PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    Reference is made to Note 2 of Notes to Consolidated Financial Statements herein for a discussion of legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


                       NUMBER AND DESCRIPTION OF EXHIBIT


  10.1     Amendment No. 1 to the AMRE, Inc. Savings Investment Trust

  10.2 Amended and Restated Merchant Agreement between Household Bank (Illinois), N.A. and the Company dated April 24, 1995.

  11. Calculations of weighted average common shares outstanding for the quarterly period ended July 2, 1995.

  27.      Financial Data Schedule

__________________________

(b) Reports on Form 8-K:

    The following current reports on Form 8-K were filed by the Company during the quarter ended July 2, 1995:

      (1) Report dated May 2, 1995, reporting under Item 5, Other Events, and Item 7, Exhibits.

      2) Report dated June 29, 1995, reporting under Item 5, Other Events, and Item 7, Exhibits.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMRE, Inc.




DATE:  August 11, 1995                /s/   John S. Vanecko
                                      ----------------------------------
                                      John S. Vanecko
                                      Vice President and Chief Financial Officer
                                      (Principal financial officer and
                                      duly authorized officer of registrant)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
- ------                            -----------
  10.1     Amendment No. 1 to the AMRE, Inc. Savings Investment Trust

  10.2     Amended and Restated Merchant Agreement between Household Bank
           (Illinois), N.A. and the Company dated April 24, 1995.

  11. Calculations of weighted average common shares outstanding for the quarterly period ended July 2, 1995.

  27.      Financial Data Schedule
