Form 10-Q
period 1995-10-01
AMRE INC
filed 1995-11-14
CIK 809572

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1995

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


                         Yes    X           No
                              ------           ------

       As of November 1, 1995, there were 13,075,434 shares of the registrant's stock, $.01 par value, outstanding.




================================================================================

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                                         PAGE NO.
                                                                                                         --------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

         Consolidated Balance Sheet - October 1, 1995 and December 31, 1994   . . . . . . . . . . .       1

         Consolidated Statement of Operations - Three-month periods ended October 1, 1995
            and September 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

         Consolidated Statement of Operations - Nine-month periods ended October 1, 1995
            and September 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

         Consolidated Statement of Cash Flows - Nine-month periods ended October 1, 1995
            and September 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

         Consolidated Statement of Changes in Stockholders' Equity - Nine-month period
            ended October 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .       6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8



                                               PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

-------------
Note: Items 2 through 5 of Part II are omitted because they are not applicable.

ITEM 1.  FINANCIAL STATEMENTS
                                   AMRE, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                OCTOBER 1,            DECEMBER 31,
                                         ASSETS                   1995                   1994
                                                             ---------------         ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .   $         6,633          $    7,927
  Marketable securities, including restricted securities
    of $1,250 and $1,250  . . . . . . . . . . . . . . . .            12,255              19,370
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $775
       and $1,098 . . . . . . . . . . . . . . . . . . . .            10,244               6,792
    Other . . . . . . . . . . . . . . . . . . . . . . . .               854                 612
    Income taxes  . . . . . . . . . . . . . . . . . . . .             2,800                 575
  Inventories . . . . . . . . . . . . . . . . . . . . . .             5,095               5,538
  Deferred income taxes . . . . . . . . . . . . . . . . .             1,767               1,767
  Prepaid expenses  . . . . . . . . . . . . . . . . . . .             4,876               4,698
                                                            ---------------          ----------
        Total current assets  . . . . . . . . . . . . . .            44,524              47,279
Property, plant and equipment, net  . . . . . . . . . . .             5,813               6,251
Goodwill, less accumulated amortization of $1,801 and
   $1,597 . . . . . . . . . . . . . . . . . . . . . . . .             9,104               9,308
Notes receivable - related parties  . . . . . . . . . . .             4,217               4,217
Other assets  . . . . . . . . . . . . . . . . . . . . . .               461               1,772
                                                            ---------------          ----------
                                                            $        64,119          $   68,827
                                                            ===============          ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . .   $        15,618          $   18,645
  Wages, commissions and bonuses  . . . . . . . . . . . .             7,265               4,098
  Accrued workers' compensation . . . . . . . . . . . . .             1,276               2,021
  Current portion of long term debt . . . . . . . . . . .                54               --
  Other accrued liabilities . . . . . . . . . . . . . . .            12,027              10,653
                                                            ---------------          ----------
        Total current liabilities . . . . . . . . . . . .            36,240              35,417
                                                            ---------------          ----------
Commitments and contingencies
Long term debt, net of current portion  . . . . . . . . .               254               --
                                                            ---------------          ----------
        Total liabilities . . . . . . . . . . . . . . . .            36,494              35,417
                                                            ---------------          ----------
Stockholders' equity:
  Preferred stock - $.10 par value, 1,000,000 shares
    authorized; none outstanding  . . . . . . . . . . . .             --                  --
  Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,072,020 shares issued; 12,849,822
    and 12,849,822 shares outstanding . . . . . . . . . .               141                 141
  Additional paid-in capital  . . . . . . . . . . . . . .            22,400              22,400
  Retained earnings . . . . . . . . . . . . . . . . . . .            15,385              21,170
                                                            ---------------          ----------
                                                                     37,926              43,711
  Less:  Treasury stock, at cost; 1,222,198 and
    1,222,198 shares  . . . . . . . . . . . . . . . . . .           (10,301)            (10,301)
                                                            ---------------          ----------
        Total stockholders' equity  . . . . . . . . . . .            27,625              33,410
                                                            ---------------          ----------
                                                            $        64,119          $   68,827
                                                            ===============          ==========


    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              THREE-MONTH PERIODS ENDED
                                                                       ---------------------------------------
                                                                     OCTOBER 1, 1995      SEPTEMBER 25, 1994
                                                                     ---------------      ------------------
Contract revenues . . . . . . . . . . . . . . . . . . . . . . . . .   $       76,993         $        80,744
Contract costs  . . . . . . . . . . . . . . . . . . . . . . . . . .           24,248                  26,303
                                                                      --------------         ---------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .           52,745                  54,441
                                                                      --------------         ---------------
Branch operating expenses . . . . . . . . . . . . . . . . . . . . .            5,210                   4,875
Marketing expenses  . . . . . . . . . . . . . . . . . . . . . . . .           19,217                  18,008
Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           13,096                  13,347
License fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,262                   9,731
General and administrative expenses . . . . . . . . . . . . . . . .            5,013                   5,811
                                                                      --------------         ---------------
                                                                              51,798                  51,772
                                                                      --------------         ---------------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . .              947                   2,669
Investment income . . . . . . . . . . . . . . . . . . . . . . . . .              263                     274
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              243                      93
                                                                      --------------         ---------------
Income before income taxes  . . . . . . . . . . . . . . . . . . . .            1,453                   3,036
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .              509                   1,179
                                                                      --------------         ---------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $          944         $         1,857
                                                                      ==============         ===============
Net income per share  . . . . . . . . . . . . . . . . . . . . . . .   $          .07         $           .14
                                                                      ==============         ===============
Cash dividends declared per share . . . . . . . . . . . . . . . . .   $          .00         $           .03
                                                                      ==============         ===============
Weighted average shares outstanding . . . . . . . . . . . . . . . .           12,850                  12,982
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

                                   AMRE, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                               NINE-MONTH PERIODS ENDED
                                                                       ----------------------------------------
                                                                     OCTOBER 1, 1995      SEPTEMBER 25, 1994
                                                                     ---------------      ------------------
Contract revenues . . . . . . . . . . . . . . . . . . . . . . . . .   $      211,615         $       210,458
Contract costs  . . . . . . . . . . . . . . . . . . . . . . . . . .           68,484                  67,283
                                                                      --------------         ---------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .          143,131                 143,175
                                                                      --------------         ---------------
Branch operating expenses . . . . . . . . . . . . . . . . . . . . .           15,131                  14,185
Marketing expenses  . . . . . . . . . . . . . . . . . . . . . . . .           56,661                  52,280
Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           38,575                  36,848
License fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .           25,386                  25,019
General and administrative expenses . . . . . . . . . . . . . . . .           15,834                  16,306
                                                                      --------------         ---------------
                                                                             151,587                 144,638
                                                                      --------------         ---------------
Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . .           (8,456)                 (1,463)
Investment income . . . . . . . . . . . . . . . . . . . . . . . . .              818                     855
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              475                     247
                                                                      --------------         ---------------
Loss before income taxes  . . . . . . . . . . . . . . . . . . . . .           (7,163)                   (361)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,149)                   (146)
                                                                      --------------         ---------------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       (5,014)        $          (215)
                                                                      ==============         ===============

Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . .   $         (.39)        $          (.02)
                                                                      ==============         ===============
Cash dividends declared per share . . . . . . . . . . . . . . . . .   $          .06         $           .09
                                                                      ==============         ===============
Weighted average shares outstanding . . . . . . . . . . . . . . . .           12,850                  12,920
                                                                      ==============         ===============



    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                            NINE-MONTH PERIODS ENDED
                                                                      ----------------------------------------
                                                                   OCTOBER 1, 1995       SEPTEMBER 25, 1994
                                                                   ---------------       ------------------
CASH FLOWS FROM OPERATIONS:
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     (5,014)         $          (215)
                                                                      ------------          ---------------
Adjustments to reconcile net loss to net cash
  from operations:
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           (2,149)                    (146)
  Depreciation and amortization . . . . . . . . . . . . . . . . .            2,257                    2,425
  Provision for doubtful accounts . . . . . . . . . . . . . . . .              477                      748
  Other non-cash items  . . . . . . . . . . . . . . . . . . . . .              148                      139
  Cash receipts of (payments for) income taxes  . . . . . . . . .             (115)                    (142)
  Changes in assets and liabilities:
    Accounts receivable and other . . . . . . . . . . . . . . . .           (4,171)                  (2,930)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .              443                     (219)
    Prepaid expenses and other assets . . . . . . . . . . . . . .            1,132                   (1,040)
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .           (3,027)                   2,207
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .            3,834                    2,549
                                                                      ------------          ---------------
Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .           (1,171)                   3,591
                                                                      ------------          ---------------
Net cash from operations  . . . . . . . . . . . . . . . . . . . .           (6,185)                   3,376
                                                                      ------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities . . . . . . . . . . . . . . . . .           24,089                   10,084
  Purchase of marketable securities . . . . . . . . . . . . . . .          (17,132)                  (8,582)
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . .           (1,616)                    (792)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               13                       32
                                                                      ------------          ---------------
Net cash from investing activities  . . . . . . . . . . . . . . .            5,354                      742
                                                                      ------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable  . . . . . . . . . . . . . . . . . . . . . . . . .              308                    --
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .             (771)                  (1,157)
                                                                      ------------          ---------------
Net cash from financing activities  . . . . . . . . . . . . . . .             (463)                  (1,157)
                                                                      ------------          ---------------
Net change in cash and cash equivalents . . . . . . . . . . . . .           (1,294)                  (2,961)
Cash and cash equivalents at beginning of period  . . . . . . . .            7,927                    1,333
                                                                      ------------          ---------------
Cash and cash equivalents at end of period  . . . . . . . . . . .     $      6,633          $         4,294
                                                                      ============          ===============




    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                 (IN THOUSANDS)



                                                          COMMON STOCK           ADDITIONAL                      TREASURY STOCK
                                                    ------------------------      PAID-IN       RETAINED    ------------------------
                                                      SHARES        AMOUNT        CAPITAL       EARNINGS      SHARES        AMOUNT
                                                    ----------    ----------    -----------    ----------   ----------   -----------
Balance, December 31, 1994  . . . . . . . . . . .      14,072     $     141      $   22,400   $   21,170      (1,222)     $ (10,301)

  Dividends . . . . . . . . . . . . . . . . . . .       --            --              --            (771)       --             --

  Net loss  . . . . . . . . . . . . . . . . . . .       --            --              --          (5,014)       --             --
                                                    ---------     ---------      ----------   ----------    --------      ---------
Balance, October 1, 1995  . . . . . . . . . . . .      14,072     $     141      $   22,400   $   15,385      (1,222)     $ (10,301)
                                                    =========     =========      ==========   ==========    ========      =========

                                   AMRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 1, 1995


NOTE 1 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    Basis of presentation - The accompanying interim consolidated financial statements of AMRE, Inc. (the "Company") as of October 1, 1995 and for the three-month and nine-month periods ended October 1, 1995 and September 25, 1994 are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1994 Annual Report on Form 10-K.

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

    The Company has agreements with financial institutions which make financing available to the Company's customers. In the majority of cases, the customer executes a revolving credit agreement with the lender and the lender pays the Company on completion of the installation. The Company assumes no recourse liability or credit risk in these transactions, other than normal representations and warranties regarding material and workmanship. Under previous revolving credit financing agreements, the Company had assumed some recourse liability or credit risk if customer defaults exceed specified levels. The Company has provided a reserve for estimated losses on these agreements.

NOTE 3 - LONG TERM DEBT

    The Company has a note payable to a bank bearing interest at the rate of 8.75% secured by certain machinery. The note is payable in equal monthly installments of $6,552 (plus accrued interest), and matures on July 10, 2000.

NOTE 4 - DIVIDENDS

    On September 22, 1995, the Company suspended its quarterly cash dividends of $.03 per share.

NOTE 5 - SUBSEQUENT EVENTS

    On October 17, 1995, the Company, TM Acquisition Corporation and Century 21 Real Estate Corporation, subsidiaries of HFS Incorporated, entered into an agreement effective January 1, 1996, pursuant to which the Company has been granted an exclusive 20 year license to operate under the name CENTURY 21 HOME IMPROVEMENTS for the marketing, sales, and installation of certain home improvement products in the United States, Canada, and Mexico. The Company also has the right to grant sub-licenses under the license agreement and will pay fees equal to the greater of 3% of revenues or certain guaranteed minimums during the term of the license agreement, starting at $11 million in 1996. The Company has notified Sears, Roebuck and Co. of its intention not to renew its license agreement with Sears when it expires on December 31, 1995.

    Concurrent with the execution of the license agreement, the Company, HFS, and a private investor entered into other agreements pursuant to which HFS will provide the Company with a $4 million revolving credit facility and HFS and a private investor will purchase an aggregate of $4 million in common and preferred stock of the Company.

    The Company expects to record a non-recurring charge of up to $5 million in the fourth quarter ending December 31, 1995, for expenses associated with these transactions. Included in this charge are non-cash expenses related to the issuance of common stock and common stock options to an unrelated individual as compensation for services provided in connection with these transactions.

    On October 31, 1995, the Company and Facelifters Home Systems, Inc. entered into an agreement under which all of Facelifters outstanding common stock would be acquired by the Company in a merger to be accounted for as a pooling of interests, subject to regulatory and stockholder approval. Facelifters has notified Sears of its intention to not renew its license agreement with Sears on expiration in January of 1996.

    Under the terms of the agreement and plan of merger, each share of Facelifters common stock will be exchanged, at closing, for AMRE common stock in accordance with an exchange ratio described in the agreement and the plan of merger. In general, the exchange ratio will be determined by calculating the average closing price per share of AMRE common stock on the New York Stock Exchange for the fifteen trading days prior to the day three days before AMRE requests acceleration of effectiveness of the Registration Statement containing the Joint Proxy Statement/Prospectus. If the average closing price of AMRE common stock for such period is between $9.50 and $6.50 per share then the exchange ratio will be 1.41 shares of AMRE for each share of Facelifters common stock. If the average closing price for AMRE common stock on the New York Stock Exchange for such period is greater than $9.50 per share, then the exchange ratio will be determined by dividing 11.28 by the sum of (i) the average closing price minus $9.50 and (ii) 8.00. If the average closing price for AMRE Common Stock on the New York Stock Exchange for the period is less than $6.50 but not less than $5.00 per share, then the exchange ratio will be determined by dividing 11.28 by the difference between (i) 8.00 minus (ii) the difference between 6.50 minus the average closing price. If the average closing price of AMRE common stock is less than $5.00 per share for the period, then AMRE may terminate the agreement and plan of merger or proceed with the transaction at an exchange rate which is determined by dividing 8.20 by the average closing price. In conjunction with the merger, the combining companies expect to record a non-recurring charge of approximately $4 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged, under a license from Sears, Roebuck and Co. ("Sears"), in direct marketing, sales and installation of siding and related exterior home improvement products, kitchen cabinet refacing and custom countertops, replacement windows, and in certain of its territories, exterior coating. The business of the Company is characterized by the need to continuously generate prospective customer leads. Marketing and selling expenses thus constitute a substantial portion of the overall operating expenses of the Company.

    The following table indicates the percentage relationship of various income and expense items included in the Statement of Operations for the three-month and nine-month periods ended October 1, 1995 and September 25, 1994.

                                                             PERCENTAGE OF CONTRACT REVENUES
                                                THREE-MONTH PERIODS ENDED         NINE-MONTH PERIODS ENDED
                                               ----------------------------     ---------------------------
                                                 OCT 1,          SEPT 25,         OCT 1,         SEPT 25,
                                                 1995             1994            1995            1994
                                               ----------      ------------     ----------      -----------
Contract revenues . . . . . . . . . . .           100.0%           100.0%          100.0%          100.0%
Contract costs  . . . . . . . . . . . .            31.5             32.6            32.4            32.0
                                                 ------           ------          ------          ------
Gross profit  . . . . . . . . . . . . .            68.5             67.4            67.6            68.0
                                                 ------           ------          ------          ------
Branch operating expenses . . . . . . .             6.8              6.0             7.2             6.7
Marketing expenses  . . . . . . . . . .            25.0             22.3            26.8            24.8
Selling expenses  . . . . . . . . . . .            17.0             16.6            18.2            17.5
License fees  . . . . . . . . . . . . .            12.0             12.0            12.0            11.9
General and administrative expenses . .             6.5              7.2             7.4             7.8
                                                 ------           ------          ------          ------
Operating income (loss) . . . . . . . .             1.2              3.3            (4.0)            (.7)
Other income and expense, net . . . . .              .7               .5              .6              .5
                                                 ------           ------          ------          ------
Income (loss) before income taxes . . .             1.9              3.8            (3.4)            (.2)
Income taxes  . . . . . . . . . . . . .              .7              1.5            (1.0)            (.1)
                                                 ------           ------          ------          ------
Net income (loss) . . . . . . . . . . .             1.2%             2.3%           (2.4)%           (.1)%
                                                 ======           ======          ======          ======

RESULTS OF OPERATIONS

NINE MONTHS ENDED OCTOBER 1, 1995 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 25, 1994

    Contract revenue was approximately the same as last year. The current period operating loss was $8,456,000 as compared to a loss of $1,463,000 in the prior year. Due to lower sales closing rates and an imbalance between leads and sales staffing levels in some key markets, the dollar amount of orders declined 6% compared to the prior year although the Company generated approximately 2% more appointments. Higher appointment costs, as well as higher fixed branch and selling expenses, contributed to the loss during the period. The production backlog at October 1, 1995 was $27,699,000. The Company's installation rate (the rate at which sales orders are converted to installed revenue) improved over the prior year period reflecting milder weather conditions as well as reduced installation cycle times and improved installation staffing.

    Contract revenues from the Company's siding and related exterior home improvement product line decreased approximately 4% to $110,030,000 as compared to $115,128,000 in the prior year period. The number of installations for these products declined 8%, and average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 4%.

    Contract revenues from kitchen cabinet refacing were relatively unchanged at $52,484,000 as compared to $52,374,000 in the prior year. Average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 12% over the prior year period, however, the number of units installed declined.

    Contract revenues from replacement windows increased to $42,175,000 from $31,701,000 in the prior year. The number of installations increased approximately 22% reflecting the continued growth of this product line as well as a higher installation rate.

    Gross profit margin as a percentage of contract revenues decreased from 68.0% to 67.6%. The decline in gross margin was principally due to increased installation cost in the windows' product line and higher service costs in all product lines. While gross profit margin percent declined from the prior year period, margin increased from 66.3% in the first quarter of the current year to 68.5% in the third quarter reflecting lower service costs and other measures implemented by management.

     Branch operating expenses, which are primarily fixed in nature, increased from 6.7% of contract revenues in the prior period to 7.2% in the current period. Branch operating expenses in dollar terms increased approximately $946,000 largely due to higher staffing levels.

    Marketing expense increased from $52,280,000 or 24.8% of contract revenues in the prior year period, to $56,661,000, or 26.8% of contract revenues in the current period. The increase in marketing expense as a percentage of contract revenues is due to lower sales closing rates and an increase in the cost per appointment resulting from a decline in response rates.

    Selling expenses increased to 18.2% of contract revenues as compared to 17.5% in the prior year period. Sales compensation declined from 12.0% to 11.6%. Other selling expenses, primarily composed of insurance costs, sales manager salaries and training, recruiting and travel, increased to 6.7% of contract revenues from 5.5% in the prior period. The increase is principally due to additional management staffing.

    General and administrative expenses decreased from 7.8% to 7.4% of contract revenues. General and administrative expenses decreased in dollar terms principally due to cost control efforts by management, partially offset by a one-time charge in the first quarter of 1995 resulting from a separation agreement between the Company and its former President and Chief Executive Officer.

    The Company's ability to tax benefit the pretax loss at the statutory rate is uncertain, therefore, the tax benefit has been provided at a lower rate.

    On October 17, 1995, the Company, TM Acquisition Corporation and Century 21 Real Estate Corporation, subsidiaries of HFS Incorporated, entered into an agreement effective January 1, 1996, in which the Company has been granted an exclusive 20 year license to operate under the name Century 21 HOME IMPROVEMENTS for the marketing, sales, and installation of certain home improvement products in the United States, Canada, and Mexico. The Company also has the right to grant sub-licenses under the agreement, and will pay fees equal to the greater of 3% of revenues or certain guaranteed minimums during the term of the license agreement, starting at $11 million in 1996. The Company has notified Sears of its intention not to renew its license agreement with Sears, when it expires on December 31, 1995. The Company currently pays fees to Sears at 12% of revenues.

    Concurrent with the execution of the license agreement, the Company, HFS, and a private investor entered into other agreements pursuant to which HFS will provide the Company with a $4 million revolving credit facility and HFS and a private investor will purchase an aggregate of $4 million in common and preferred stock of the Company.

    In connection with these agreements, the Company expects to record a non-recurring charge of up to $5 million in the fourth quarter ending December 31, 1995. In addition to this one-time charge, the Company expects to also incur incremental marketing costs to effect the transition to the CENTURY 21 HOME IMPROVEMENTS brand name, including development of advertising materials and television commercials, as well as advertising to generate leads for the first quarter of 1996. Concurrently, the Company will continue to advertise to generate leads under the Sears name. Consequently, the Company anticipates a loss from operations in the fourth quarter ending December 31, 1995, as well as for the year then ended. Leads generated under the Sears name could revert to Sears at December 31, 1995. The Company and Sears are negotiating this and other matters related to the expiration of the license agreement.

    On October 31, 1995, the Company and Facelifters Home Systems, Inc. entered into an agreement under which all of Facelifters outstanding common stock would be acquired by the Company in a merger to be accounted for as a pooling of interests, subject to regulatory and stockholder approval. Facelifters has notified Sears of its intention to not renew its license agreement with Sears on expiration in January of 1996. Facelifters designs, manufacturers, markets, sells and installs home improvement products, primarily kitchen cabinet refacing, directly to consumers in 25 markets, in most of which the Company does not currently operate.

    Under the terms of the agreement, each outstanding share of the common stock of Facelifters will be converted into the right to receive 1.41 shares of the common stock of the Company, subject to adjustment as determined by the average closing price of the Company's common stock on the New York Stock Exchange during a specified period as more fully described in Note 5 to the Consolidated Financial Statements herein. In connection with the merger, the combining companies expect to record a non-recurring charge of approximately $4 million.

THREE MONTHS ENDED OCTOBER 1, 1995 AS COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 25, 1994

    Contract revenues declined approximately 5% to $76,993,000 from $80,744,000 in the prior period. Operating income for the period was $947,000 as compared with $2,669,000 last year. Sales orders declined 7% from the prior year period primarily due to fewer appointments resulting from lower response rates and sales staffing shortages.

    Contract revenues from the Company's siding and related exterior home improvement product line decreased approximately 9% from $44,250,000 in the 1994 period to $40,459,000 in 1995. The number of installations for these products declined 11%, and average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 2%.

    Contract revenues from kitchen cabinet refacing were essentially unchanged at $18,664,000 in the 1994 period and $18,717,000 in 1995. Average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 9% over the prior year period.

    Contract revenues from replacement windows increased 11% from $13,878,000 to $15,430,000 in the current period. The number of installations increased approximately 8% reflecting the continued growth of this product line.

    Gross profit margin as a percentage of contract revenues increased from 67.4% to 68.5%. The increase in gross margin was due to lower service costs and higher selling prices. Margin has increased from a low of 66.3% in the first quarter of the current year to 68.5% in the current quarter reflecting lower service costs and other measures implemented by management.

    Branch operating expenses, which are primarily fixed in nature, increased to 6.8% of contract revenues from 6.0% in the prior period. Branch operating expenses in dollar terms increased approximately $335,000 largely due to higher staffing as compared to the prior year.

    Marketing expense increased from $18,008,000, or 22.3% of contract revenues in the prior year period, to $19,217,000, or 25.0% of contract revenues in the current period. The increase in marketing expense as a percentage of contract revenues was due to lower sales closing rates and an increase in the cost per appointment resulting from a decline in issue rates partially caused by sales staffing shortages.

    Selling expenses increased from 16.6% of contract revenues to 17.0% in the current year period. Sales compensation was unchanged at 11.3%. Other selling expenses, primarily composed of insurance costs, sales manager salaries and training, recruiting and travel, increased to 5.7% of contract revenues from 5.3% in the prior period. The increase was principally due to additional management staffing.

    General and administrative expenses, which are primarily fixed in nature, decreased from 7.2% to 6.5% of contract revenues.

LIQUIDITY AND CAPITAL RESOURCES

    The Company finances its liquidity needs with internally generated funds. Net cash used in operations for the nine months ended October 1, 1995 was $6,185,000. Cash requirements during the period were principally due to the operating loss and an increase in accounts receivable. Cash and marketable securities totaled approximately $18,888,000 at October 1, 1995.

    The Company's capital expenditures totaled approximately $1,616,000 for the nine month period ended October 1, 1995. The increase in expenditures as compared to the prior year period is principally due to the purchase of manufacturing equipment associated with the Company's newly designed cabinet product line. The Company estimates capital expenditures will aggregate $2,500,000 for the calendar 1995 period. The Company plans to open two additional telemarketing call centers before December 31, 1995 for which the Company will execute operating leases for equipment and facilities at an estimated aggregate cost of $4 million over the next 5 years.

    The Company has a standby letter of credit with a bank in the amount of approximately $1.2 million issued in connection with its' workers' compensation and general liability insurance plans. The Company has set aside in a restricted collateral account, marketable securities equivalent to the amount of the letter of credit.

    As more fully described in Note 5 to the Consolidated Financial Statements, the Company, HFS Incorporated, and a private investor entered into agreements under which, on the effective date of the license agreement, HFS will provide a $4 million revolving credit facility, and HFS and a private investor will purchase an aggregate of $4 million in common and preferred stock.

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

    The following table sets forth, on an unaudited basis, the Company's quarterly financial information:

                                                                         QUARTER ENDED
                                                --------------------------------------------------------------------
                                                 MARCH 27,      JUNE 26,        SEPTEMBER 25,          DECEMBER 31,
                                                -----------   ------------     ---------------       ---------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1994
Contract revenues . . . . . . . . . . . . . .   $  52,125       $ 77,589        $   80,744             $  75,472
Gross profit  . . . . . . . . . . . . . . . .      35,241         53,493            54,441                49,655
Operating income (loss) . . . . . . . . . . .      (5,232)         1,100             2,669                 2,500
Net income (loss) . . . . . . . . . . . . . .   $  (2,984)      $    912        $    1,857             $   1,674
Net income (loss) per share . . . . . . . . .   $    (.23)      $    .07        $      .14             $     .13

                                                  APRIL 2,        JULY 2,        OCTOBER 1,
                                               -------------   ------------    --------------
YEAR ENDED DECEMBER 31, 1995
Contract revenues . . . . . . . . . . . . . .   $  60,885      $  73,737         $  76,993
Gross profit  . . . . . . . . . . . . . . . .      40,360         50,026            52,745

Operating income (loss) . . . . . . . . . . .      (6,695)        (2,708)              947
Net income (loss) . . . . . . . . . . . . . .   $  (3,895)     $  (2,063)        $     944
Net income (loss) per share . . . . . . . . .   $    (.29)     $    (.16)        $     .07

-------------------

                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    Reference is made to Note 2 of Notes to Consolidated Financial Statements herein for a discussion of legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


                       NUMBER AND DESCRIPTION OF EXHIBIT


  10.1     License Agreement, dated October 17, 1995, among TM Acquisition Corp. and Century 21 Real Estate
           Corporation and American Remodeling, Inc. (Incorporated by reference to Exhibit 7.1 to the
           Company's current report on Form 8K dated October 17, 1995).

  10.2     Preferred Stock Purchase Agreement, dated October 17, 1995, between AMRE, Inc. and HFS
           Incorporated.  (Incorporated by reference to Exhibit 7.2 to the Company's current report on Form 8K dated October 17, 1995).

  10.3     Credit Agreement, dated October 17, 1995, between AMRE, Inc. and HFS Incorporated.  (Incorporated by reference to Exhibit 7.3 to the company's current report on Form 8K dated October 17, 1995).

  10.4     Letter Agreement, dated October 17, 1995, between AMRE, Inc. and David Moore.  (Incorporated by reference to Exhibit 7.4 to the Company's current report on form 8K dated October 17, 1995).

  10.5     $5.00 Stock Option Agreement, dated October 17, 1995, between AMRE, Inc. and David Moore.
           (Incorporated by reference to Exhibit 7.5 to the Company's current report on Form 8K dated October
           17, 1995).

  10.6     $5.50 Stock Option Agreement dated October 17, 1995, between AMRE, Inc. and David Moore.
           (Incorporated by reference to Exhibit 7.6 to the Company's current report on Form 8K dated October
           17, 1995).

  10.7     Stock Purchase Agreement between David Moore or his designees and AMRE, Inc.  (Incorporated by reference to Exhibit 7.7 to the Company's current report on form 8K dated October 17, 1995).

  10.8     Agreement and Plan of Merger dated as of October 31, 1995, among AMRE, Inc., AMRE Acquisition,
           Inc., a Delaware corporation, Facelifters Home Systems, Inc., a New York corporation, and
           Facelifters Home Systems, Inc., a Delaware corporation, together with all exhibits thereto.
           (Incorporated by reference to Exhibit 7.1 to the Company's current report on Form 8K dated October
           31, 1995).

  11.      Calculations of weighted average common shares outstanding for the quarterly period ended October
           1, 1995.

  27.      Financial Data Schedule


--------------------------

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended October 1, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMRE, Inc.




DATE:  November 13, 1995              /s/   John S. Vanecko
                                      ------------------------------------------
                                      John S. Vanecko
                                      Vice President and Chief Financial Officer
                                      (Principal financial officer and
                                      duly authorized officer of registrant)

                              INDEX TO EXHIBITS

Exhibit
  No.                                              Description
-------                                            -----------
  10.1     License Agreement, dated October 17, 1995, among TM Acquisition Corp. and Century 21 Real Estate
           Corporation and American Remodeling, Inc. (Incorporated by reference to Exhibit 7.1 to the
           Company's current report on Form 8K dated October 17, 1995).

  10.2     Preferred Stock Purchase Agreement, dated October 17, 1995, between AMRE, Inc. and HFS
           Incorporated.  (Incorporated by reference to Exhibit 7.2 to the Company's current report on Form
           8K dated October 17, 1995).

  10.3     Credit Agreement, dated October 17, 1995, between AMRE, Inc. and HFS Incorporated.  (Incorporated by reference to Exhibit 7.3 to the company's current report on Form 8K dated October 17, 1995).

  10.4     Letter Agreement, dated October 17, 1995, between AMRE, Inc. and David Moore.  (Incorporated by reference to Exhibit 7.4 to the Company's current report on form 8K dated October 17, 1995).

  10.5     $5.00 Stock Option Agreement, dated October 17, 1995, between AMRE, Inc. and David Moore.
           (Incorporated by reference to Exhibit 7.5 to the Company's current report on Form 8K dated
           October 17, 1995).

  10.6     $5.50 Stock Option Agreement dated October 17, 1995, between AMRE, Inc. and David Moore.
           (Incorporated by reference to Exhibit 7.6 to the Company's current report on Form 8K dated
           October 17, 1995).

  10.7     Stock Purchase Agreement between David Moore or his designees and AMRE, Inc.  (Incorporated by reference to Exhibit 7.7 to the Company's current report on form 8K dated October 17, 1995).

  10.8     Agreement and Plan of Merger dated as of October 31, 1995, among AMRE, Inc., AMRE Acquisition,
           Inc., a Delaware corporation, Facelifters Home Systems, Inc., a New York corporation, and
           Facelifters Home Systems, Inc., a Delaware corporation, together with all exhibits thereto.
           (Incorporated by reference to Exhibit 7.1 to the Company's current report on Form 8K dated
           October 31, 1995).

  11.      Calculations of weighted average common shares outstanding for the quarterly period ended October
           1, 1995.

  27.      Financial Data Schedule
