Form 10-K405
period 1995-12-31
AMRE INC
filed 1996-03-12
CIK 809572

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________

                                   FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM         TO        COMMISSION FILE NUMBER 1-9632

                                   AMRE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                      75-2041737
      (State or Other Jurisdiction                         (I.R.S. Employer
    of Incorporation or Organization)                   Identification Number)

 8585 N. STEMMONS FREEWAY, SOUTH TOWER                           75247
             DALLAS, TEXAS                                    (Zip Code)
(Address of Principal Executive Offices)


                                 (214) 658-6300
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE


          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   -    No
                                               ---          ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 23, 1996, was $261,207,079. At February 23, 1996, the Registrant had outstanding 14,126,341 shares of its Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1996, are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

         AMRE, Inc. (the "Company") is a direct marketing, in-home sales and installation company providing quality home improvement products. The Company commenced business under the laws of Texas in 1980 and was reincorporated under the laws of Delaware in February 1987. All statements herein relating to the Company reflect such re-incorporation. As used in this report, the terms "Company" and "AMRE" refer to AMRE, Inc. and its subsidiary, American Remodeling, Inc., unless the context otherwise requires.

         The Company is engaged, through direct consumer marketing in the in-home sale and installation of siding and related exterior home improvement products, kitchen cabinet refacing and custom countertops, replacement windows, and in certain of its territories, exterior coating. At December 31, 1995, the Company had 61 branch offices located in 50 cities in 35 states, and one manufacturing facility. Management believes that AMRE is the largest company in the nation engaged in the direct marketing, in-home sale and installation of home improvements.

         The Company commenced its siding and related exterior home improvement business in 1980. In 1981, the Company became a Sears licensee and through 1995 generated virtually all of its revenues through direct consumer marketing and the in-home sale of certain home improvement products under an annually renewable license agreement (the "Sears License Agreement") with Sears, Roebuck and Co., ("Sears"). In October 1988, the Company began selling and installing kitchen cabinet refacing through the acquisition of a business which was also a Sears licensee. In 1991, the Company expanded its product offerings by acquiring a business engaged, under a license from Sears, in the sale and installation of exterior coating products. In June 1993, under a license from Sears, the Company began selling and installing replacement windows through its existing siding offices. The Company did not renew the Sears License Agreement when it expired on December 31, 1995.

         On October 17, 1995, the Company, and TM Acquisition Corporation and Century 21 Real Estate Corporation, subsidiaries of HFS Incorporated, entered into an agreement, effective January 1, 1996, pursuant to which the Company was granted an exclusive 20-year license to operate under the name "CENTURY 21 Home Improvements(SM) " in the marketing, sale, and installation of certain home improvement products in the United States, Canada, and Mexico (the "Century 21 License Agreement"). The Company also has the right to grant sublicenses under the Century 21 License Agreement. See "Item 1: Business - Century 21 License Agreement."

         On October 31, 1995, the Company and Facelifters Home Systems, Inc. ("Facelifters") entered into an agreement whereby a newly formed subsidiary of the Company shall be merged with and into Facelifters. Facelifters designs, manufactures, markets, sells and installs kitchen cabinet refacing products utilized in kitchen remodeling, directly to consumers in 26 markets, primarily markets in which the Company does not currently operate. The merger, which is subject to, among other things, stockholder approval, is expected to be consummated in the Company's second quarter of 1996. Regulatory approval of the merger under the Hart-Scott-Rodino Pre-Merger Notification Act has been obtained. In connection with the merger, approximately 3,557,268 shares of the Company's common stock, $0.01 par value ("AMRE Common Stock"), will be issued to the existing stockholders of Facelifters, and Facelifters will become a wholly owned subsidiary of the Company.

         On December 30, 1995, the Company and Congressional Construction Corporation ("Congressional") entered into an agreement whereby a newly formed subsidiary of the Company shall be merged with and into Congressional. Congressional markets, sells, furnishes and installs home improvement products, including vinyl and aluminum siding, fencing, wooden decks, replacement vinyl windows, roofing and patio enclosures directly to consumers in certain markets, primarily markets in which the Company does not currently operate.
The obligations of the parties to consummate the merger are subject to several conditions, including, among other things, stockholder approval, and the results of AMRE's due diligence review of Congressional being materially satisfactory to AMRE. If all the conditions to the merger are satisfied, the merger is expected to be consummated in the Company's second quarter of 1996. In connection with the merger, approximately 900,000 shares will be issued to the existing stockholders of Congressional, and Congressional shall become a wholly owned subsidiary of the Company.

         Both Facelifters and Congressional also previously operated under license agreements with Sears which expired on December 31, 1995. Effective January 1, 1996, Facelifters and Congressional began operating under sublicense agreements with the Company to use the CENTURY 21 Home Improvements name.

DIRECT MARKETING AND SALES

         The Company's principal marketing activities have been conducted through direct mail, television, radio and newspaper advertising, telemarketing, and, prior to 1996, by Company employees who worked displays in Sears stores during peak hours to generate leads. In connection with entering into the Century 21 License Agreement, the "in-store" Sears program is currently being replaced with an "in mall" program in which Company employees staff professionally designed kiosks in shopping malls. The mall kiosk program requires a capital investment of approximately $750,000 and future annual operating lease rentals estimated at $2.0 million for the initial approximately 100 locations. The kiosks prominently display the Company's products and, the Company believes, will provide greater opportunity to reach prospective customers. The Company will periodically evaluate the "in-mall" program and may open additional locations during 1996. In addition, the Company plans to substantially increase its reliance on telemarketing and its presence at home shows in order to replace leads formerly generated in the Sears stores. The Company opened two outbound telemarketing centers in December, 1995 and January, 1996 in order to accomplish this objective. The Company also is working with Century 21 to develop a program of lead referrals from the Century 21 real estate broker network. See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook".

         The Company's marketing efforts are directed to homeowners whose demographic characteristics and homes fall within certain criteria, including income of the homeowner, home value, age of home and length of residency. To improve the effectiveness of its marketing efforts, the Company uses its internally developed computer software to monitor responses to determine which groups of homeowners, as well as marketing media sources, produce the highest percentages of scheduled appointments and sales and to compile information such as the average sales price per group.

         Lists of persons who respond to the Company's advertising and other marketing programs are compiled and maintained at the Company's corporate headquarters. Persons on these lists are contacted by telephone, usually within three days after their response is received, to schedule appointments for a personal visit from a Company salesperson, usually the following day.

         The scheduled appointments are sent from the Company's corporate headquarters to the branch offices on a daily basis. The Company typically schedules two appointments per salesperson per workday, and each salesperson is required to report the result of each appointment on a daily basis. This data provides the basis for the computer-generated management information upon which the Company evaluates each salesperson's performance in such areas as sales as a percentage of appointments, cancellation rate, average dollar amount of sales and amount of commission earned.

         AMRE conducts a variety of periodic consumer research. The Company's analysis of information from these external sources, as well as the aforementioned internally generated information, provides the basis for ongoing refinement of its marketing lists, media mix, and other marketing and sales efforts.

PURCHASING, MATERIAL AND INSTALLATION

         Siding and Related Products. The Company purchases its siding and related products from unaffiliated producers. The Company purchases virtually all of its siding requirements from Bird Vinyl Products Limited. The Company negotiates its purchase agreements on an annual basis and management believes its siding products are available from numerous suppliers at competitive prices. The Company's siding product offering includes Double 5 and Dutch Lap profiles which have a wood grain surface pattern. Inventories are maintained at each of the Company's warehouses. The Company passes through to its customers the warranty provided by its suppliers against defective material, and warrants the installation against defective workmanship for a period of three years. The siding and coverings for eaves and overhangs sold by the Company are primarily vinyl products. Complementary products to the vinyl siding sold and installed by the Company include insulated sheathing, exterior shutters and continuous gutters.

         Kitchen Cabinet Refacing and Custom Countertops. The Company manufactures all of its cabinet fronts and countertops in its plant at Chicago, Illinois. In 1995, the Company redesigned its cabinet product line and converted its manufacturing equipment and processes with the purchase of new state-of-the art equipment. Cabinet doors and drawer fronts are custom cut in a computer controlled process, then laminated through a heat vacuum press reaching 230 degrees Fahrenheit. AMRE cabinet refacing uses premium quality materials, including foil, vertical grade laminate, high density 45 lb. furniture core board, 3/4" warp-resistant doors, and self-closing hinges. AMRE laminate colors are created by Formica(R). Raw materials are purchased from several suppliers under agreements which are negotiated periodically. Management believes such materials are available from numerous suppliers at competitive prices. The Company provides a one year warranty against defective material and workmanship and extended limited warranties from one to twenty-one years on certain of its materials.

         Replacement Windows. The Company purchases its replacement windows from unaffiliated suppliers whose products meet the Company's high quality standards, and whose location and distribution system support the Company's geographically diverse needs. All windows purchased are custom made and carry a manufacturer's limited lifetime warranty. The Company warrants the installation against defective workmanship for a period of three years.
Window products are typically double-pane glass and thermally insulated with argon gas fill, and include low-E surface coating to reduce heat transfer as well as a tilt-in feature for easy cleaning. In addition, the Company purchases from certain suppliers specially coated "easy-clean glass", as well as "Heat Mirror(TM)" windows that block passage of ultraviolet and infra-red light. The window products include double hung, sliders, casements, picture windows, bays, bows, storm windows and garden windows. The Company negotiates its purchase agreements periodically, and management believes such products are available from numerous suppliers at competitive prices.

         Exterior Coating. The Company purchases its exterior coating product from an unaffiliated supplier. The product is made from an elastomeric resin and is warranted by the supplier against chipping, peeling or flaking as long as the customers own their homes.

         Installations. Except for some employees in certain states, independent contractors perform all of the Company's installations. The contractors usually obtain work orders and materials from one of the Company's facilities. On average, installations are completed in five to ten days for siding, replacement windows and exterior coating, and one to five days for cabinets. Upon completion, the contractors obtain a certificate of satisfaction and completion from the customer and return all excess materials and completed documentation to the Company.

         The Company requires its independent contractors to correct defective workmanship at no charge to the Company. At December 31, 1995, the Company had 131 installation employees and working arrangements with approximately 800 independent contractor crews.

CUSTOMER FINANCING

         The Company's customers pay for their home remodeling products upon completion of the work. Payments are made in cash, on Mastercard, Visa or Discover cards, or by third-party financing, primarily a revolving unsecured line of credit arranged by the Company. In most third-party lender transactions, the customer executes a Revolving Credit Agreement with the lender and the lender pays the Company on completion of the installation upon receipt of a properly executed completion certificate. The Company assumes no recourse liability or credit risk in these transactions, except for normal representations and warranties regarding material and workmanship. In some instances, the Company provides direct financing to its customers.

CENTURY 21 LICENSE AGREEMENT

         From 1981 through 1995, the Company conducted its direct consumer marketing under the Sears License Agreement. The Sears License Agreement covered specific territories and gave the Company the right to market, sell and install siding and related exterior home improvement products, kitchen cabinet refacing and countertops, replacement windows and exterior coating under the Sears brand name in those territories. The Sears License Agreement was renewable annually and could be terminated by either the Company or Sears, without cause, upon 60 days' written notice. In 1995, the Sears License Agreement provided for license fees to Sears of 12% of the Company's contract revenues from sales in the licensed territories. The Company did not renew the Sears License Agreement when it expired on December 31, 1995.

         In 1995 AMRE made a strategic decision to alter significantly the marketing and distribution focus of its home improvement services, and accordingly on October 17, 1995, the Company, TM Acquisition Corporation, and Century 21 Real Estate Corporation entered into the Century 21 License Agreement pursuant to which Century 21 granted to the Company an exclusive 20-year license to operate under the CENTURY 21 Home Improvements name for the marketing, sale and installation of certain home improvement products, and the right to grant sublicenses for such home improvement products.

         Under the terms of the Century 21 License Agreement, the Company will pay fees equal to the greater of 3% of the aggregate contract revenues of the Company and its sublicensees, or certain guaranteed annual minimums starting at $11 million in 1996 and increasing during the term of the Century 21 License Agreement. Additionally, the Century 21 License Agreement provides for a fee of an additional 10% of the contract revenue for each sale made pursuant to a customer referral from Century 21, payable to the respective Century 21 broker who originated the customer referral.

         The Century 21 License Agreement provides for immediate termination by either the Company or Century 21 if either party is negligent in the performance of its services, becomes insolvent or bankrupt, or fails to comply with any material provision of the Century 21 License Agreement. In the event Century 21 were to cancel the Century 21 License Agreement, the Company believes that its products could be independently marketed by the Company; however, the cancellation would likely have a material adverse effect on the business of the Company. See also "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

EMPLOYEES

         At December 31, 1995, the Company employed 3,095 persons, including 923 sales representatives, 140 manufacturing employees, 131 installers, 610 administrative personnel, 792 (mostly part-time) in-store promoters and canvassers, and 499 telemarketing personnel of which 310 are part-time.

COMPETITION

         The Company operates in an industry that is highly fragmented. Although the Company believes it is the largest company in the nation involved in the direct marketing, in-home sales and installation of home improvement products, the Company competes with numerous contractors in each of the territories in which it operates, with reputation, price, workmanship and service being the principal competitive factors. These contractors typically conduct operations in a single metropolitan area. In certain of the territories in which it operates, the Company also competes against retail stores which may have greater financial or other resources than the Company and which sell similar products in the stores as well as offering installation services and will compete with contractors that are Sears licensees.

GOVERNMENT REGULATION

         The Company's activities and the activities of its subcontractors are subject to various federal and state laws and regulations and municipal ordinances relating to, among other things, in-home sales, consumer financing, advertising, the licensing of home improvement contractors and zoning regulations.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are in Dallas, Texas, where it occupies seven floors (116,000 square feet) of an office building pursuant to a lease agreement with an unrelated party for a remaining term of approximately six years.

         At December 31, 1995, the Company leased 61 sales offices, including 35 with warehouse facilities. Sales offices range in size from 1,500 to 5,000 square feet, while those with warehouse facilities range in size from 8,000 to 12,000 square feet.

         The Company leases one manufacturing facility containing 30,000 square feet in which all of its cabinet door and drawer fronts, as well as countertops, are manufactured. The capacity of the manufacturing facility exceeds current sales levels.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to certain legal proceedings arising in the ordinary course of business, none of which is believed to be material to the financial position or results of operations of the Company.

         AMRE, Inc. has been named as a defendant in a proceeding filed in the Superior Court of California by a party who claims ownership of a registered service mark and trade name styled "21st Century Home Improvements." The plaintiff alleges, among other things, that the CENTURY 21 Home Improvements name is an infringement of the plaintiff's trade name and registered mark and constitutes an unfair business practice.

         AMRE has been advised by Century 21, the owner of the CENTURY 21 Home Improvements name, that it gave notice to counsel for the owner of the "21st Century Home Improvements" mark that the latter mark infringed on Century 21's federally registered mark. Century 21's federal registration predates the use of the "21st Century Home Improvements" mark, and at this time AMRE believes that it is legally entitled to use the CENTURY 21 Home Improvements name.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company did not submit any matters to a vote of its security-holders during the last quarter of the period covered by this Report.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the New York Stock Exchange under the symbol AMM. The following table sets forth for the periods indicated the range of prices for the Common Stock, as reported by the New York Stock Exchange.

                                  1993                         1994                      1995
QUARTERS                    -----------------           --------------------       -------------------
CALENDAR                     HIGH       LOW              HIGH         LOW           HIGH         LOW
--------                    -----------------           --------------------       -------------------
First  . . . . .            $7 7/8     $6               $4 5/8       $3 1/2        $5 3/8       $4 1/8

Second . . . . .             6 7/8      5 3/8            4 1/8        3 1/8         4 7/8        3 7/8

Third  . . . . .             6 3/8      2 7/8            4 1/2        3 1/8         4 1/2        3 1/8

Fourth . . . . .             4 5/8      2 1/2            5 7/8        4            15            4 1/4

         The Company's authorized capital stock at December 31, 1995 consists of 20,000,000 shares of Common Stock, $.01 par value per share, and 1,000,000 shares of Preferred Stock, $.10 par value per share. As of February 23, 1996, the Company had issued and outstanding 14,126,341 shares of Common Stock and 300,000 shares of Senior Convertible Preferred Stock, 8% per annum, payable quarterly, and there were 295 record holders of Common Stock. The transfer agent and registrar of the Company's Common Stock is The Bank of New York - Houston, Texas.

         The Company's ability to pay dividends is restricted under the terms of its existing credit agreements. The Company had paid a quarterly dividend from December 18, 1987 until September 22, 1995, at which time the quarterly dividend was suspended.

ITEM 6.    SELECTED FINANCIAL DATA

     The following table presents certain consolidated financial information. The selected financial data should be read in conjunction with the financial statements and accompanying notes beginning on page 25.

                                                                               OPERATING DATA
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                              1991        1992       1993       1994        1995
                                                            ------------------------------------------------------
Contract revenues.......................................    $294,716    $274,268   $260,692   $285,930    $271,337
Contract costs..........................................      80,597      75,079     78,112     93,100      88,451
                                                            --------    --------   --------   --------    --------

Gross profit                                                 214,119     199,189    182,580    192,830     182,886
                                                            --------    --------   --------   --------    --------

Branch operating expenses...............................      19,713      20,208     19,314     19,309      20,296
Marketing and selling expenses..........................     100,401     113,663    112,362    117,383     123,339
Sears license fees......................................      43,604      22,830     30,136     34,166      32,576
General and admnistrative expenses......................      30,224      28,541     25,192     20,935      21,411
Nonrecurring charges....................................           -       1,500          -          -      11,000
                                                            --------    --------   --------   --------    --------

Operating income (loss).................................      20,177      12,447     (4,424)     1,037     (25,736)
Other income and expenses, net..........................       2,360       1,577      2,533      1,516       1,828

Provision for settlement of claims and litigation.......      (9,388)          -          -          -           -
Provision for office relocation.........................      (2,200)          -          -          -           -
                                                            --------    --------   --------   --------    --------

Income (loss) before income taxes.......................      10,949      14,024     (1,891)     2,553     (23,908)
Income taxes............................................       5,698       5,784     (2,747)     1,094      (1,523)
                                                            --------    --------   --------   --------    --------

Net income (loss).......................................      $5,251      $8,240       $856     $1,459    ($22,385)
                                                            ========    ========   ========   ========    ========

Net income (loss) per share.............................       $0.37       $0.59      $0.07      $0.11      ($1.73)
                                                            ========    ========   ========   ========    ========

Cash dividends declared per share.......................       $0.12       $0.12      $0.12      $0.12       $0.06
                                                            ========    ========   ========   ========    ========

Weighted average shares outstanding.....................      13,879      13,928     13,120     13,031      12,903
                                                            ========    ========   ========   ========    ========

                                                                             BALANCE SHEET DATA
                                                                               (IN THOUSANDS)

                                                                              AS OF DECEMBER 31,
                                                            ------------------------------------------------------
                                                              1991        1992       1993       1994        1995
                                                            ------------------------------------------------------
Working capital.........................................      $3,849      $8,404     $9,556     $11,862       $189

Total assets............................................      83,760      71,289     70,581      68,827     54,314

Long term debt..........................................           -           -          -           -        241

Stockholders' equity....................................      28,535      34,624     33,493      33,410     13,345

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company is engaged through direct consumer marketing, in the in-home sale and installation of siding and related exterior home improvement products, kitchen cabinet refacing and custom countertops, replacement windows, and in certain of its territories, exterior coating. The business of the Company is characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall expense of the Company.

         To assist in understanding the Company's operating results, the following table indicates the percentage relationship of various income and expense items included in the Statement of Operations for each of the years ended December 31, 1993, 1994, and 1995.

                                                                  PERCENTAGE OF CONTRACT REVENUES
                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                               1993           1994            1995
                                                               -----          -----           -----
Contract revenues . . . . . . . . . . . . . . . . . . .        100.0%         100.0%          100.0%
Contract costs  . . . . . . . . . . . . . . . . . . . .         30.0           32.6            32.6
                                                               -----          -----           -----

Gross profit  . . . . . . . . . . . . . . . . . . . . .         70.0           67.4            67.4
                                                               -----          -----           -----
Branch operating expenses   . . . . . . . . . . . . . .          7.4            6.8             7.5
Marketing expenses  . . . . . . . . . . . . . . . . . .         24.9           23.8            27.2
Selling expenses  . . . . . . . . . . . . . . . . . . .         18.1           17.2            18.2
Sears license fees  . . . . . . . . . . . . . . . . . .         11.6           11.9            12.0
General and administrative expenses . . . . . . . . . .          9.7            7.3             7.9
Nonrecurring charges  . . . . . . . . . . . . . . . . .            -              -             4.1
                                                               -----          -----           -----

Operating income (loss) . . . . . . . . . . . . . . . .         (1.7)            .4            (9.5)
Other income and expense, net . . . . . . . . . . . . .          1.0             .5              .7
                                                               -----          -----           -----

Income (loss) before income taxes . . . . . . . . . . .          (.7)            .9            (8.8)
Income taxes  . . . . . . . . . . . . . . . . . . . . .         (1.0)            .4             (.6)
                                                               -----          -----           -----

Net income (loss) . . . . . . . . . . . . . . . . . . .          0.3%           0.5%          (8.2)%
                                                               =====          =====           =====

RESULTS OF OPERATIONS

Year ended December 31, 1995 compared with year ended December 31, 1994

    On October 17, 1995, the Company, TM Acquisition Corporation and Century 21 Real Estate Corporation, subsidiaries of HFS Incorporated, entered into an agreement, effective January 1, 1996, pursuant to which the Company was granted an exclusive 20-year license to operate under the name CENTURY 21 Home Improvements in the marketing, sale, and installation of certain home improvement products in the United States, Canada, and Mexico. The Company also has the right to grant sub-licenses under the agreement. The Company did not renew its license agreement with Sears when it expired on December 31, 1995.

    On October 31, 1995, the Company and Facelifters Home Systems, Inc. ("Facelifters") entered into an agreement whereby a newly formed subsidiary of the Company shall be merged with and into Facelifters. Facelifters designs, manufactures, markets, sells and installs kitchen cabinet refacing products utilized in kitchen remodeling, directly to consumers in 26 markets, primarily markets in which the Company does not currently operate. The merger, which is subject to, among other things, stockholder approval, is expected to be consummated in the Company's second quarter of 1996. Regulatory approval of the merger under the Hart-Scott-Rodino Pre-Merger Notification Act has been obtained. In connection with the merger, approximately 3,557,268 shares of AMRE Common Stock will be issued to the existing stockholders of Facelifters, and Facelifters will become a wholly owned subsidiary of the Company.

    Beginning January 1, 1996, Facelifters and the Company have entered into a sublicense agreement pursuant to which the Company granted to Facelifters, under the terms of the Century 21 License Agreement, the right to market, sell and install certain home improvement products in specified markets under the name CENTURY 21 Home Improvements. The sublicense agreement provides for sublicense fees equal to 8% of the sublicense contract revenues subject to certain rebates. If the Facelifters merger is consummated, the sublicense agreement will be terminated.

    On December 30, 1995, the Company and Congressional Construction Corporation ("Congressional") entered into an agreement whereby a newly formed subsidiary of the Company shall be merged with and into Congressional. Congressional markets, sells, furnishes and installs home improvement products, including vinyl and aluminum siding, fencing, wooden decks, replacement vinyl windows, roofing and patio enclosures directly to consumers in certain markets, primarily markets in which the Company does not currently operate. The obligations of the parties to consummate the merger are subject to several conditions, including, among other things, stockholder approval, and the results of AMRE's due diligence review of Congressional being materially satisfactory to AMRE. If all the conditions to the merger are satisfied, the merger is expected to be consummated in the Company's second quarter of 1996. In connection with the merger, approximately 900,000 shares will be issued to the existing stockholders of Congressional, and Congressional shall become a wholly owned subsidiary of the Company.

    Beginning January 1, 1996, Congressional and the Company have entered into a sublicense agreement pursuant to which the Company has granted to Congressional, under the terms of the Century 21 License Agreement, the right to market, sell and install certain home improvement products in specified markets under the name CENTURY 21 Home Improvements. The sublicense agreement provides for sublicense fees equal to the greater of 8% of the sublicense contract revenues subject to certain rebates or certain guaranteed annual minimums. If the Congressional merger is consummated, the sublicense agreement will be terminated.

    The Company incurred a loss from operations of $25,736,000 for the year ended December 31, 1995. The loss included a fourth quarter nonrecurring charge of $11,000,000 and approximately $3,200,000 of transitional marketing costs as more fully described below. Excluding these items, the loss from operations was approximately $11,536,000 as compared to operating income of $1,037,000 in the prior year. The production backlog at December 31, 1995 was approximately $22,330,000, a decline of approximately 5% from the prior year end amount.

    The Company's operating performance in 1995 was adversely impacted by a decline in contract revenues due to lower sales closing rates, increased marketing expenditures due to lower response rates to the Company's advertising, and higher costs in the Company's field branch and selling operations to accommodate an enhanced organization structure designed to better meet customer needs. In addition, operating results in the Company's fourth quarter were also adversely impacted by the disruption of its business caused by the focus of management on the transition from being a Sears licensee to using the CENTURY 21 Home Improvements name as well as the pending mergers.

    For the nine month period ended October 1, 1995, the Company's contract revenues were relatively unchanged from the prior year although the dollar amount of sales orders declined 6% resulting from lower sales closing rates.
In the fourth quarter, contract revenues declined 21% as compared to the same period last year due to lower available production backlog at the beginning of the quarter and a decline in the number of appointments and sales orders in November and December as the Company began its transition to the CENTURY 21 Home Improvements name. The number of appointments declined approximately 12% in the fourth quarter of 1995 as compared to the same period last year. Pursuant to the Sears License Agreement, the Company was required to deliver to Sears, in January, 1996, all of the leads it generated under the Sears name through December 31, 1995 and was restricted from advertising under the CENTURY 21 Home Improvements name until late December. As a result, the Company reduced its lead generation marketing expenditures under the Sears name during the quarter but incurred approximately $3,200,000 to effect the transition to the CENTURY 21 Home Improvements name, including development of advertising materials and television commercials, as well as limited advertising to generate as many leads as possible for 1996.

    For the year 1995, consolidated contract revenues declined approximately 5% to $271,337,000 from $285,930,000 in the prior year. The dollar amount of sales orders was 7% lower than in the prior year due to lower sales closing rates and a 1% decline in the number of appointments.

    Siding and related exterior home improvement product revenues declined 8% from $152,061,000 in 1994 to $139,901,000 in 1995. The number of installations for these products declined 10% as compared to the prior year. Average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 2%.

    Contract revenues from kitchen cabinet refacing declined approximately 4% to $67,739,000 from $70,772,000 in the prior year. The number of installations declined approximately 14% from the prior year. Average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 10% compared to the prior year.

    Contract revenues from replacement windows increased approximately 12% to $54,859,000 from $49,172,000 in the prior year. While sales closing rates declined from the previous year, the Company generated more appointments and improved its installation rate, resulting in a 7% increase in the number of units installed. Average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 5%.

    Gross profit margin as a percentage of contract revenues was unchanged from the prior year. Contract costs increased primarily in the window product line and in the cabinet manufacturing operations. In 1995, the Company successfully executed the redesign of its cabinet product line and converted its manufacturing equipment and processes. While the conversion increased manufacturing costs in the current year, such costs are expected to decline in the future. The Company increased prices and took other actions, including programs which reduced its service and workers' compensation costs, all of which in the aggregate maintained margin at the prior year level.

    Branch operating expenses, which are primarily fixed in nature, increased from 6.8% of contract revenues in the prior year to 7.5% in 1995. Branch operating expenses in dollar terms increased approximately $987,000 largely due to higher staffing levels and telecommunication costs to accommodate an enhanced field organization structure designed to better meet customer needs.

    Marketing expenses increased from $68,095,000 or 24% of contract revenues to $73,825,000 or 27% of contract revenues. Marketing expense in 1995 includes approximately $3,200,000 for transitional costs to effect the change to the CENTURY 21 Home Improvements name, including development of advertising materials and television commercials, as well as limited advertising to generate as many leads as possible for the first quarter of 1996. The remaining increase in marketing expenses in both dollar and percentage terms is largely due to lower sales closing rates and an increase in the cost per appointment resulting from lower response rates to the Company's advertisements.

    Selling expenses increased to 18.2% of contract revenues as compared to 17.2% in the prior year. Sales representative compensation declined slightly from 11.7% to 11.6% of contract revenues. Other selling expenses, primarily composed of sales manager salaries and training, insurance costs, recruiting and travel, increased from 5.5% of contract revenues in 1994 to 6.7% in 1995. The increase is principally due to additional management staffing to accommodate an enhanced organization structure designed to better meet customer needs.

    General and administrative expenses increased from $20,935,000 or 7.3% of contract revenues in the prior year period to $21,411,000 or 7.9% of contract revenues in the current year. General and administrative expenses increased by $476,000 largely due to a first quarter 1995 charge pursuant to a separation agreement between the Company and its former President and Chief Executive Officer.

    In connection with the Century 21 License Agreement, the Company recorded a nonrecurring charge of $5,115,000 consisting primarily of transaction fees and expenses and costs associated with the termination of the Sears License Agreement, including the write-off of certain assets and a provision for incremental warranty costs related to installations sold under the Sears brand name.

    In connection with the proposed Facelifters merger, the Company recorded a nonrecurring charge of $1,225,000 for transaction fees and expenses associated with combining operations. However, costs could increase if the Company and Facelifters encounter unexpected difficulties in the consummation of the merger or in the integration of their businesses. If all of the conditions to the merger are met, the Company expects to consummate the merger in the second quarter of 1996.

    In connection with the proposed Congressional merger, the Company recorded a nonrecurring charge of $745,000 for the transaction fees and expenses associated with combining operations. However, costs could increase if the Company and Congressional encounter unexpected difficulties in the consummation of the merger or in the integration of their businesses. If all of the conditions to the merger are met, the Company expects to consummate the merger in the second quarter of 1996.

    If the mergers are consummated, they will involve the integration of three companies that have previously operated independently. The Company intends to integrate certain aspects of the operations of the companies, including sales, marketing, finance, and administration. There can be no assurance that the Company will successfully integrate the operations of the companies or that any of the benefits expected will be realized. Any delays or unexpected costs incurred in connection with such integration could have an adverse effect on the combined company's business, results or financial condition in the short term.

    The Company recorded a nonrecurring, non-cash charge of $3,915,000 in connection with the settlement of, and pursuant to, employment and separation agreements between the Company and Mr. Ronald Wagner. On December 1, 1995, Mr. Wagner announced that he was resigning as Chairman of the Board of the Company. Under the terms of the agreements, the Company agreed to pay Mr. Wagner $500,000 and release him from his promissory note payable to the Company in exchange for his waiving termination amounts owed to him under his employment agreement and his agreement not to compete with the Company for a period of five years.

    The amount reported as income taxes on the Statement of Operations is based on the loss recognized for financial statement purposes and includes the effects of temporary differences between the financial statement loss and the loss recognized for income tax purposes. The Company has recorded as a receivable the amount of prior year taxes refundable to the Company under current laws. In addition, in accordance with SFAS 109, the Company has provided a valuation allowance against the net deferred tax asset arising from temporary differences between financial reporting and tax reporting.


Year ended December 31, 1994 compared with year ended December 31, 1993

    In 1994, contract revenues increased 10% and operating income was $1,037,000 as compared to an operating loss of $4,424,000 in the prior year. The Company generated significantly more appointments than it had in the previous year, and the dollar amount of sales orders increased approximately 9%. The ending backlog of sales orders at December 31, 1994 was approximately $23,500,000, an increase of approximately 11% over the prior year end amount. The Company reduced its direct marketing cost per appointment by approximately 7% from the prior year through cost control and effective changes in its lead source mix. In addition, the Company continued to reduce its overhead cost through several programs which included a reduction in work force as well as improving the quality and efficiency of its internal processes.

    Contract revenues for 1994 increased approximately 10% to $285,930,000 compared to $260,692,000 for the same period last year. The increase in contract revenues primarily resulted from the growth of replacement window revenues, a product line that was introduced in June 1993. Contract revenues from replacement windows totalled $49,172,000 in 1994 and $9,840,000 in 1993.

    Siding and related exterior home improvement product revenues decreased approximately 10% from $169,114,000 in 1993 to $152,061,000 in 1994. The number of installations for these products decreased 18%, and average selling price, which is affected not only by price levels, but by the mix and size of jobs installed, increased 8%. While extreme weather conditions in the first quarter of the year, and installation crew shortages in the second quarter, prevented the Company from achieving the 1993 installation rate (the rate at which sales orders are installed and revenue recognized), the decline in siding contract revenues was principally due to a reduction in appointments and lower sales closing rates. This continued decline in siding revenues prompted the Company to conduct extensive consumer research in 1994, which led to a redesign of its siding product offering for 1995.

    Cabinet refacing contract revenues in 1994 increased approximately 4% from $67,801,000 in 1993 to $70,772,000 in 1994. While the Company generated more appointments than in 1993, lower sales closing rates resulted in a decline in the number of units installed of approximately 2% from the prior year.
However, average selling price, which is affected not only by price levels but by the mix and size of jobs installed, increased approximately 6% over the prior year. Based on the aforementioned consumer research, the Company has redesigned its cabinet door and drawer front product for 1995. The redesign includes the consolidation of the Company's cabinet manufacturing operations in its Chicago facility, as well as a new manufacturing process which caused the Company to spend approximately $650,000 in 1994 for capital equipment.

    Gross profit margin as a percentage of contract revenues decreased from 70.0% to 67.4%. The decline in gross profit margin reflects increased installation, production and service costs in its siding and cabinet product lines, as well as the impact of the mix of products installed during the year. Replacement windows, which typically have lower selling prices and gross profit margins as compared to siding and kitchen cabinet refacing products, represented approximately 17% of the consolidated contract revenues in 1994 as compared to approximately 4% in 1993. The Company has increased prices on all of its product lines for 1995 and has made changes to its installer pay scales. In addition, programs are under way to improve the sales/installation process in order to reduce contract costs, including service costs, in 1995.

    Branch operating expenses, which are primarily fixed in nature, decreased from 7.4% of contract revenues in 1993 to 6.8% of revenues in 1994. Branch operating expenses in 1993 included a fourth quarter charge of approximately $600,000 for consolidation of certain branch facilities. Excluding the 1993 fourth quarter charge, branch operating expenses in dollar terms increased in 1994 by approximately the same amount due to higher telecommunication costs and employee relocation expenses. These cost increases in part related to a plan to reduce overall overhead expenses through restructuring and re-engineering of internal processes.

    Marketing expenses decreased from 24.9% of contract revenues in 1993 to 23.8% of revenues in 1994. The Company generated significantly more leads than in the same period last year, and continued to change its lead mix, reducing its direct marketing cost per appointment by approximately 7% from 1993. The reduction was attributable to higher utilization of lower cost media sources, such as increased presence in Sears stores, and increased lead generation efforts through telemarketing.

    Selling expenses decreased to 17.2% of contract revenues in 1994 as compared to 18.1% in the prior year period. Sales representative compensation was unchanged from 1993 as a percent of contract revenues. Other selling expenses, primarily composed of insurance costs, sales managers salaries and training, recruiting and travel, decreased to 7% of contract revenues from 8% of contract revenues in the prior year. The decrease reflects higher training costs in 1993 principally associated with the introduction of the replacement window product, and ongoing cost reduction programs in 1994.

    Sears license fees were 11.9% of contract revenues in 1994 as compared to 11.6% in 1993. For the last four months of 1993, the license fee rate for certain branches and replacement windows was reduced to 8% of contract revenues.

    General and administrative expenses decreased in both dollar and percentage terms in 1994. The decrease reflected the continuation of cost reduction programs which included work force reductions related to re-engineering of the internal processes, as well as reduction of bad debt expense.

    Other income in the 1993 period included interest income received from the Internal Revenue Service resulting from the settlement of an audit of the Company's U.S. Federal Income Tax returns covering the fiscal years 1986 through 1990.

    The Company's effective tax benefit in 1993 was 145.3% of the pre-tax loss. The unusual rate was primarily due to the tax benefit associated with the write-off of the investment in the Company's Canadian subsidiary that ceased operations in 1993, and the refund of taxes associated with the aforementioned Internal Revenue Service audit.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its liquidity needs with internally generated funds. Net cash used in operations in 1995 was $9,510,000 principally due to the operating loss during the period. Of the $11,000,000 nonrecurring charges to operations, approximately $7,000,000 was either noncash or paid in 1995. The balance of approximately $4,000,000 will be paid during 1996. Net cash provided by operations in 1994 was $9,803,000 and included a refund from the Internal Revenue Service of approximately $3,200,000 resulting from the carryback of the 1993 income tax loss.

    The Company's customers pay for their home remodeling products upon completion. Payments are made in cash, on Mastercard, Visa or Discover Cards, or by third-party financing, primarily a revolving unsecured line of credit arranged by the Company. Approximately 7% in 1995 and 10% in 1994, of the Company's sales were financed through Sears, which normally remits payment to the Company within 10 to 14 days of the completion of installation, and approximately 53% and 51%, respectively, were financed through third party lending institutions, which normally remit payment within three days of completion. The remaining amounts of the Company's sales were primarily paid for upon completion in cash or by credit card.

    Capital expenditures for the year ended December 31, 1994 and 1995 were $1.4 million and $2.4 million, respectively. In both 1994 and 1995, capital expenditures primarily consisted of manufacturing equipment at the Company's cabinet manufacturing facility and telephone and computer equipment. In 1995, a portion of the manufacturing equipment acquired was financed through a note payable to a bank. Capital spending in 1996 is currently expected to be approximately $2.0 million, principally for additional manufacturing and computer equipment, as well as for the initial approximately 100 kiosks used in shopping malls to generate leads. The Company will periodically evaluate the "in mall" program and may open additional locations during 1996.

    In December 1995 and January 1996, the Company opened two outbound telemarketing centers for which the Company has executed operating leases for equipment and facilities at an estimated aggregate cost of $3 million over the next 5 years. The Company may decide to open additional outbound telemarketing centers in 1996. Additionally, beginning in 1995 and continuing into 1996, the Company entered into short term facility leases at approximately 100 shopping malls across the country at an estimated aggregate annual cost of $2.0 million to operate its "in mall" program to generate prospective customer leads.

    Concurrent with entering into the Century 21 License Agreement, the Company and HFS entered into a credit agreement pursuant to which HFS provided the Company with a revolving credit facility in an amount up to $4 million. The agreement provides for a commitment fee of 1/2% of the unused portion of the facility and provides that loans made thereunder carry an interest rate of LIBOR plus 1 1/2%. Under the agreement, the Company is subject to certain covenants, including limitations on indebtedness and liens, limitations on asset dispositions, and restrictions on the payment of dividends. At December 31, 1995, no loans had been made under the credit facility.

    Concurrent with the execution of the Century 21 License Agreement, the Company and HFS entered into a Preferred Stock Purchase Agreement pursuant to which HFS purchased 300,000 shares of AMRE Senior Convertible Preferred Stock, par value $.10 per share, at $10 per share. The preferred stock will pay a quarterly dividend of 8% per annum, is convertible into common stock of the Company and is subject to mandatory redemption on January 1, 2001. From the period commencing January 1, 1999 and extending through December 31, 2000, the Company may redeem the Senior Convertible Preferred Stock at any time in whole, or from time to time in part, at the liquidation price plus accrued and unpaid dividends.

    In connection with the execution of the Century 21 License Agreement, the Company and a private investor entered into an agreement in which the investor would purchase up to 200,000 shares of common stock of the Company, $.01 par value, at $5 per share. At December 31, 1995, the Company had issued 162,000 shares of common stock under the terms of the agreement. The remaining 38,000 shares were purchased in February, 1996.

OUTLOOK

    In connection with entering into the Century 21 License Agreement, the Company made a strategic decision to alter significantly the marketing and distribution focus of its home improvement services. The Company recognized that the Sears brand name is widely accepted in the home improvement industry and has significant brand name appeal to a wide variety of customers. However, the Company made the decision to not renew the Sears License Agreement and to enter into the Century 21 License Agreement believing that the latter agreement provides better opportunities for growth and profitability, including access to additional geographic markets, a greater array of home improvement products and the ability to grant sublicenses as well as the use of the CENTURY 21 Home Improvements name.

    Although the CENTURY 21 Home Improvements name was not used in the home improvement industry prior to 1996, the Company's management believes the name will also be well recognized. However, there can be no assurance that revenues under the CENTURY 21 Home Improvements name will be similar to or greater than those under the Sears brand name. If the CENTURY 21 Home Improvements name does not result in advertising response rates and sales rates equal to or better than those experienced under the Sears brand name, it will likely have an adverse effect on the business, operating results and financial condition of the Company. In addition, there is no way to estimate the time required to build brand awareness of the CENTURY 21 Home Improvements name in order to receive advertising response rates similar to those under the Sears brand name.

    While the Sears License Agreement was in effect in 1995, the Company received approximately 20% of its leads through Company employees working in the Sears retail stores (instore leads). This lead source will have to be replaced under the Century 21 License Agreement, and to this end the Company opened in 1996 approximately 100 free standing kiosks in major shopping malls across the country and will increase its presence at home shows. The Company also plans to substantially increase its reliance on telemarketing as a lead source and opened two outbound telemarketing centers in December, 1995, and January, 1996, in order to accomplish this objective. In addition, the Company is working with Century 21 to develop a program of lead referrals from the Century 21 real estate broker network. However, there can be no assurance that the Company will be successful in replacing the instore leads and the failure to replace such leads would have an adverse impact on the operating results of the Company.

    Pursuant to the Sears License Agreement, the Company was required to deliver to Sears in January, 1996, all of the leads it generated under the Sears name through December 31, 1995. Thus, in January, 1996, the Company had to quickly generate as many leads as possible and had to do so without instore leads, a major 1995 lead source. The new outbound telemarketing centers, the in-mall program and the Century 21 lead referral program may not produce any significant amount of cost-effective leads for several months. Therefore, lead generation in early 1996 will emphasize quick response media, such as television and radio, as well as telemarketing leads purchased from a third party vendor which will increase lead generation costs. In addition, the Company will pay license fees to Sears at the 12% rate on installed revenue resulting from the installation of the December 31, 1995 production backlog of $22,330,000 which should occur in the 1996 first quarter. As a result of these factors, the Company expects to have a significant decline in installed revenues in the first quarter of 1996, as compared to the same period of 1995, and will incur a loss from operations. Furthermore, because of the uncertainties associated with the time and cost to build awareness of the CENTURY 21 Home Improvements name, the Company's ability to generate significant amounts of cost-effective leads and the integration of the companies resulting from the mergers, it is not possible to estimate when the Company will return to profitability.

    Cash and marketable securities totaled $19,142,000 at December 31, 1995. Management believes that existing cash and marketable securities, available capacity under the revolving line of credit with HFS and cash flow from operations will be sufficient to meet the Company's obligations. However, the conversion to the CENTURY 21 Home Improvements name, as well as the integration of the companies resulting from the mergers, will require substantial attention from management. In addition, there can be no assurance that the Company will successfully integrate the operations of the individual companies upon consummation of the mergers, or that any of the benefits expected will be realized. Any delays or unexpected costs incurred in connection with such integration could have an adverse effect on the combined company's business, operating results or financial condition in the short term. To ensure that adequate capital is available to complete the brand name transition and the mergers, the Company has engaged in discussions with several investment bankers regarding the possible sale of AMRE securities to raise additional capital. However, there can be no assurance that any additional sources of capital will be available to the Company.

INFLATION

    The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Generally, because of the holiday season and weather conditions, the Company's contract revenues and net income decline during the cold weather months (especially in the first quarter). The following table sets forth the Company's unaudited quarterly financial information:

                                                                     QUARTER ENDED
                                                   ----------------------------------------------------
                                                   MARCH 27        JUNE 26    SEPTEMBER 25  DECEMBER 31
                                                   --------        -------    ------------  -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1994

Contract revenues................................    $52,125       $77,589        $80,744     $75,472

Gross profit.....................................     35,241        53,493         54,441      49,655

Operating income (loss)..........................     (5,232)        1,100          2,669       2,500

Net income (loss)................................     (2,984)          912          1,857       1,674

Net income (loss) per share......................      (0.23)         0.07           0.14        0.13


                                                                      QUARTER ENDED
                                                     --------------------------------------------------
                                                      APRIL 2      JULY 2        OCTOBER 1  DECEMBER 31
                                                     ---------     ------        ---------  -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1995

Contract revenues................................    $60,885       $73,737        $76,993     $59,722

Gross profit.....................................     40,360        50,026         52,745      39,755

Nonrecurring charges.............................          -             -              -      11,000

Operating income (loss)..........................     (6,695)       (2,708)           947     (17,280)

Net income (loss)................................     (3,895)       (2,063)           944     (17,371)

Net income (loss) per share......................      (0.29)        (0.16)          0.07       (1.33)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements are set forth herein beginning on page 25 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants on any matter of accounting principles and practices, financial statement disclosure or auditing scope or procedure.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 set forth under the captions "Election of Directors" and "Executive Officers of the Company" in the Company's proxy statement with respect to the annual meeting of stockholders to be held May 15, 1996, is incorporated herein by reference to the extent necessary to be responsive to the requirements of this Item.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 set forth under the caption "Executive Compensation and Other Matters" in the Company's proxy statement with respect to the annual meeting of stockholders to be held May 15, 1996, is incorporated herein by reference to the extent necessary to be responsive to the requirements of this Item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 set forth under the captions "Voting Securities Outstanding and Certain Stock Ownership," and "Election of Directors" in the Company's proxy statement with respect to the annual meeting of stockholders to be held May 15, 1996, is incorporated herein by reference to the extent necessary to be responsive to the requirements of this Item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 set forth under the caption "Executive Compensation and Other Matters" in the Company's proxy statement with respect to the annual meeting of stockholders to be held May 15, 1996, is incorporated herein by reference to the extent necessary to be responsive to the requirements of this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) & (2) Financial Statements and Financial Statement Schedules:

    The Consolidated Financial Statements are listed in the Index to Financial Statements on page 25, and are filed as part of this Report.

(a)(3) Exhibits:

                                                                                                                      SEQUENTIAL
                                                                                                                            PAGE
                                                                                                                         NUMBER*
                                                                                                                         -------
                                            NUMBER AND DESCRIPTION OF EXHIBIT
                                            ---------------------------------
2.1   -      Agreement and Plan of  Merger dated as of December 30, 1995, among AMRE, Congressional and Merger Sub.

2.2   -      Agreement and Plan of Merger dated as of October 31, 1995, among AMRE, AMRE Acquisition, Inc., Facelifters and Facelifters Home Systems, Inc., a New York corporation (incorporated by reference to Exhibit 7.1  to
             AMRE's Current Report on Form 8-K dated October 31, 1995).

2.3   -      Amendment No. 1 dated December 12, 1995, to Agreement and Plan of Merger dated as of October 31, 1995, among AMRE, Facelifters Home systems, Inc., Facelifters and Facelifters Merger Sub.

3.1   -      Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit
             3.1 to the Annual Report on Form 10-K for the fiscal year ended April 30, 1989).

3.2   -      By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Annual
             Report on Form 10-K for the fiscal year ended December 31, 1993).

4.1   -      Rights Agreement, dated as of November 13, 1992, by and between AMRE, Inc. and The Bank of New
             York, as successor Rights Agent to The Frost National Bank of San Antonio (incorporated by reference to Exhibit 1 to AMRE, Inc.'s Registration Statement, on Form 8-A, dated November 19,
             1992).

10.1  -      Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10.1 to AMRE's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.2  -      AMRE, Inc. Savings Investment Plan, dated September 30, 1990, restating and retitling the
             Profit Sharing Plan of the Company, as amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1990).

10.3  -      Amendment No. 1 to AMRE, Inc. Savings Investment Plan, effective as of October 1, 1990
             (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.4  -      Amendment No. 2 to AMRE, Inc. Savings Investment Plan, effective as of January 1, 1993 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31,
             1993).



(a)(3) Exhibits:

                                                                                                                      SEQUENTIAL
                                                                                                                            PAGE
                                                                                                                         NUMBER*
                                                                                                                         -------
                                            NUMBER AND DESCRIPTION OF EXHIBIT
                                            ---------------------------------
10.5   -     Amendment No. 3 to AMRE, Inc. Savings Investment Plan, effective as of January 1, 1994
             (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.6   -     Amendment No. 4 to AMRE, Inc. Savings Investment Plan, effective as of January 1, 1994
             (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the
             quarterly period ended September 25, 1994).

10.7   -     AMRE, Inc. Savings Investment Trust Agreement, dated September 30, 1990 (incorporated by reference to Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarterly period ended
             October 31, 1990).

10.8   -     Welfare Benefits Plan for Employees of AMRE, Inc., dated April 24, 1990, as amended
             (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended April 30, 1990).

10.9   -     Amendment No. 1 to Welfare Benefits Plan for Employees of AMRE, Inc. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended April 30, 1991).

10.10  -     Amendment No. 2 to Welfare Benefits Plan for Employees of AMRE, Inc. (incorporated by reference to Exhibit 10.19 to the Transition Report on Form 10-K for the transition period ended December
             31, 1991).

10.11  -     Amendment No. 3 to Welfare Benefits Plan for Employees of AMRE, Inc. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.12  -     Amendment No. 4 to Welfare Benefits Plan for Employees of AMRE, Inc. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31,
             1994).

10.13  -     Welfare Benefits Trust for Employees of AMRE, Inc., dated April 24, 1990 as amended
             (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended April 30, 1990).

10.14  -     Amendment No. 1 to Welfare Benefits Trust for Employees of AMRE, Inc. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended April
             30, 1991).

10.15  -     AMRE, Inc. Flexible Benefits Plan, as restated effective January 1, 1993 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended April
             30, 1990).

10.16  -     Stock Option Agreement dated as of May 11, 1994, between the Company and Ronald I. Wagner
             (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the
             quarterly period ended June 26, 1994).




(a)(3) Exhibits:

                                                                                                                      SEQUENTIAL
                                                                                                                            PAGE
                                                                                                                         NUMBER*
                                                                                                                         -------
                                            NUMBER AND DESCRIPTION OF EXHIBIT
                                            ---------------------------------
10.17 -      Form of Stock Option Agreements dated as of May 11, 1994, between the Company and each of the outside Directors of the Company, which are identical except for the names of the Directors
             (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the
             quarterly period ended June 26, 1994).

10.18 -      Form of Stock Option Agreements dated as of May 11, 1994, between the Company and the outside
             Directors of the Company, which are identical except for names, the dates of respective grants of options surrendered, the number of shares subject to the surrendered options and the number of shares subject to the respective options being granted (which information and exhibit are incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the
             quarterly period ended June 26, 1994).

10.19 -      License Agreement dated as of January 1, 1995, between the Company and Sears, Roebuck and Co.
             for the sale and installation of siding, overhand and trim, kitchen cabinet refacing, exterior coating and replacement windows (incorporated by reference to Exhibit 10.25 to the Annual
             Report on Form 10-K for the fiscal year ended December 31, 1994).

10.20 -      Form of Indemnification Agreements between the Company and the Directors of the Company, which are identical except for names and dates (incorporated by reference to Exhibit 10.27 to the
             Annual Report on Form 10-K for the fiscal year ended April 30, 1990).

10.21 -      Management Incentive Plan for the Company (incorporated by reference to Exhibit 10.19 to the
             Annual Report on Form 10-K for the fiscal year ended April 30, 1991).

10.22 -      Lease dated October 11, 1988, between Cabinet Magic, Inc. and Ronald I. Wagner (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended April
             30, 1991).

10.23 -      Lease dated November 12, 1991, between the Company, as Tenant, and Twin Towers Investment
             Partnership, as Landlord, with respect to the Company's corporate headquarters in Dallas, Texas
             (incorporated by reference to Exhibit 10.18 to the Transition Report on Form 10-K for the
             transition period ended December 31, 1991).

10.24 -      Promissory Note of Keith L. Abrams dated as of April 30, 1994, in the principal amount of
             $468,499.35, together with related Stock Pledge Agreement dated January 31, 1995 (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended
             December 31, 1994).

10.25 -      Description of options granted outside of the AMRE, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December
             31, 1992).

10.26 -      Form of Executive Severance Plan for Senior Management Positions between the Company and certain executives of the Company, including Keith Abrams, Robert E. Horton, Jr., and Curtis
             Everett, which agreements are identical except for names and dates (incorporated by reference to Exhibit 10.30 to the Annual Report on form 10-K for the fiscal year ended December 31,
             1992).


(a)(3) Exhibits:

                                                                                                                      SEQUENTIAL
                                                                                                                            PAGE
                                                                                                                         NUMBER*
                                                                                                                         -------
                                            NUMBER AND DESCRIPTION OF EXHIBIT
                                            ---------------------------------
10.27 -      Merchant Agreement dated as of July 27, 1993, between the Company and Household Bank
             (Illinois), N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-
             Q for the quarterly period ended September 26, 1993).

10.28 -      Merchant Agreement between the Company and American General Financial Center, effective July 1,
             1993, as amended January 25, 1994, (incorporated by reference to Exhibit 10.38 to the Annual
             Report on Form 10-K for the fiscal year ended December 31, 1993).

10.29 -      License Agreement, dated October 17, 1995, among TM Acquisition Corp. and Century 21 Real
             Estate Corporate and ARI (incorporated by reference to Exhibit 7.1 to AMRE's Current Report on
             Form 8-K dated October 17, 1995).

10.30 -      Preferred Stock Purchase Agreement, dated October 17, 1995, between AMRE and HFS (incorporated by reference to Exhibit 7.2 to AMRE's Current Report on Form 8-K dated October 17, 1995).

10.31 -      Credit Agreement, dated October 17, 1995, between AMRE and HFS (incorporated by reference to
             Exhibit 7.3 to AMRE's Current Report on Form 8-K dated October 17, 1995).

10.32 -      Letter Agreement, dated October 17, 1995, between AMRE and David Moore (incorporated by reference to
             Exhibit 7.4 to AMRE's Current Report on Form 8-K dated October 17, 1995).

10.33 -      $5.00 Stock Option Agreement, dated October 17, 1995, between AMRE and David Moore (incorporated by reference to Exhibit 7.5 to AMRE's Current Report on Form 8-K dated October 17, 1995).

10.34 -      $5.50 Stock Option Agreement, dated October 17, 1995, between AMRE and David Moore (incorporated by reference to Exhibit 7.6 to AMRE's Current Report on Form 8-K dated October 17, 1995).

10.35 -      Stock Purchase Agreement between David Moore or his designees and AMRE (incorporated by reference to Exhibit 7.7 to AMRE's Current Report on Form 8-K dated October 17, 1995).

10.36 -      Amendment No. 1 to the AMRE, Inc. Savings Investment Trust (incorporated by reference to Exhibit 10.1 to
             AMRE's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995).

10.37 -      Amended and Restated Merchant Agreement between Household Bank (Illinois), N.A. and AMRE dated April 24,
             1995 (incorporated by reference to Exhibit 10.2 to AMRE's Quarterly Report on Form 10-Q for the
             quarterly period ended July 2, 1995).

10.38 -      Separation Agreement dated December 1, 1995, between AMRE and Ronald Wagner.

10.39 -      Amendment No. 1 to Stockholder Agreement between AMRE and the shareholders of Facelifters signatory thereto.

10.40 -      Employment Agreement dated as of June 1, 1995, between AMRE, Inc. and Robert M. Swartz       (incorporated
             by reference to Exhibit 10.1 to AMRE's Current Report on Form 8-K dated June 19, 1995).


(a)(3) Exhibits:

                                                                                                                      SEQUENTIAL
                                                                                                                            PAGE
                                                                                                                         NUMBER*
                                                                                                                         -------
                                            NUMBER AND DESCRIPTION OF EXHIBIT
                                            ---------------------------------
10.41 -      Stock Option Agreement dated as of June 1, 1995, between AMRE, Inc. and Robert M. Swartz
             (incorporated by reference to Exhibit 10.2 to AMRE's Current Report on Form 8-K dated June 19, 1995).

11    -      Statement re computation of per share earnings.

21    -      Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

27    -      Financial Data Schedule

99.1  -      Stipulation of Settlement among plaintiffs in the Litigation and AMRE, Inc., Steven D.
             Bedowitz, Robert Levin and Dennie D. Brown (incorporated by reference to Exhibit 1 to the
             Current Report on Form 8-K filed February 4, 1993).

99.2  -      Final judgment and order approving settlement of the Litigation (incorporated by reference to
             Exhibit 2 to the Current Report on Form 8-K filed February 4, 1993).

99.3  -      Press Release dated June 19, 1995, announcing the election of Mr. Robert M. Swartz as President and a member of the Board of Directors of AMRE, Inc. (incorporated by reference to Exhibit 99.1 to AMRE's Current
             Report on Form 8-K dated June 19, 1995).

________________________________

* This information appears only in the manually signed, original, sequentially numbered copy of this report.

(b)   Reports on Form 8-K:

      Reports on Form 8-K were filed by the Company on October 17, 1995, and October 31, 1995, during the quarter ending December 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMRE, Inc.


Date:  March 12, 1996                   By: /s/ ROBERT M. SWARTZ
                                            ----------------------------------
                                                Robert M. Swartz
                                              President and Chief
                                               Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                 Title                                   Date
     ---------                                 -----                                   ----
/s/ JOHN D. SNODGRASS                   Chairman of the Board                    March 12, 1996
-------------------------                 and Director
    John D. Snodgrass

/s/ ROBERT M. SWARTZ                    President, Chief Executive               March 12, 1996
-------------------------                 Officer and Director
    Robert M. Swartz                      (Principal Executive Officer)

/s/ RONALD L. BLIWAS                    Director                                 March 12, 1996
-------------------------
Ronald L. Bliwas

/s/ DENNIS S. BOOKSHESTER               Director                                 March 12, 1996
-------------------------
Dennis S. Bookshester

/s/ ARTHUR P. FRIGO                     Director                                 March 12, 1996
-------------------------
Arthur P. Frigo

/s/ SHELDON I. STEIN                     Director                                March 12, 1996
-------------------------
    Sheldon I. Stein

/s/ JACK L. MCDONALD                    Director                                 March 12, 1996
-------------------------
    Jack L. McDonald

/s/ DAVID L. MOORE                      Director                                 March 12, 1996
-------------------------
David L. Moore

/s/ STEPHEN P. HOLMES                   Director                                 March 12, 1996
-------------------------
    Stephen P. Holmes

/s/ ROBERT W. PITTMAN                   Director                                 March 12, 1996
-------------------------
    Robert W. Pittman

/s/ JOHN S. VANECKO                     Vice President and                       March 12, 1996
-------------------------                 Chief Financial
John S. Vanecko                           Officer (Principal
                                          Financial and Accounting
                                          Officer)

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                                      PAGE
                                                                                                                      ----
(a)  Financial Statements:

           Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

           Consolidated Balance Sheet at December 31, 1994 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  27

           Consolidated Statement of Operations for the Years Ended December 31, 1993,
            1994, and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

           Consolidated Statement of Cash Flows for the Years Ended December 31, 1993,
            1994, and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

           Consolidated Statement of Changes in Stockholders' Equity for the Years Ended
            December 31, 1993, 1994, and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31


All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and
  Stockholders of AMRE, Inc.:



     We have audited the accompanying consolidated balance sheets of AMRE, Inc. (a Delaware Corporation) and subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the three years ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMRE, Inc. and subsidiary as of December 31, 1994 and 1995, and the results of their operations and their cash flows for the three years ended December 31, 1995, in conformity with generally accepted accounting principles.





                                                             ARTHUR ANDERSEN LLP





Dallas, Texas
    February 27, 1996

                                  AMRE, INC.
                          CONDOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)
                                    ASSETS


                                                                                                                 December 31,
                                                                                                         --------------------------
                                                                                                          1994               1995
                                                                                                         -------           --------
Current assets:
   Cash and cash equivalents......................................................................        $7,927            $10,658
   Marketable securities, including restricted securities of $1,250 and $0........................        19,370              8,484
   Accounts receivable -
      Trade, net of allowance for doubtful accounts of $1,098 and $690............................         6,792              5,384
      Other.......................................................................................           612                871
      Income taxes................................................................................           575              3,987
   Inventories....................................................................................         5,538              5,612
   Deferred income taxes..........................................................................         1,767                  -
   Prepaid expenses...............................................................................         4,698              2,921
                                                                                                         -------           --------
         Total current assets.....................................................................        47,279             37,917
Property, plant and equipment, net................................................................         6,251              5,630
Goodwill, less accumulated amortization of $1,597 and $1,869......................................         9,308              9,036
Notes receivable - related parties................................................................         4,217                469
Other assets......................................................................................         1,772              1,262
                                                                                                         -------           --------
                                                                                                         $68,827            $54,314
                                                                                                         =======           ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...............................................................................       $18,645            $14,147
   Wages, commissions and bonuses.................................................................         4,098              4,712
   Accrued workers' compensation..................................................................         2,021              2,059
   Current portion - long term debt...............................................................             -                 50
   Other accrued liabilities......................................................................        10,653             16,760
                                                                                                         -------           --------
         Total current liabilities................................................................        35,417             37,728
                                                                                                         -------           --------
Long term debt....................................................................................             -                241
                                                                                                         -------           --------
         Total liabilities........................................................................        35,417             37,969
                                                                                                         -------           --------
Commitments and contingencies

Senior Convertible Redeemable Preferred stock - $.10 par value;
      300,000 shares issued and outstanding;
      liquidation value of $10 per share..........................................................             -              3,000

Stockholders' equity:
   Preferred stock - $.10 par value, 1,000,000 shares authorized;
      300,000 Senior Convertible shares outstanding...............................................             -                  -
   Common stock - $.01 par value, 20,000,000 shares authorized,
      14,072,000, and 14,573,493, shares issued; 12,849,822 and
      13,351,295 shares outstanding...............................................................           141                146
   Additional paid-in capital.....................................................................        22,400             25,486
   Retained earnings (deficit)....................................................................        21,170             (1,986)
                                                                                                         -------           --------
                                                                                                          43,711             23,646
  Less:  Treasury stock, at cost (1,222,198 and 1,222,198 shares).................................       (10,301)           (10,301)
                                                                                                         -------           --------
         Total stockholders' equity...............................................................        33,410             13,345
                                                                                                         -------           --------
                                                                                                         $68,827            $54,314
                                                                                                         =======           ========


         See accompanying notes to consolidated financial statements.

                                  AMRE, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)


                                                         Year Ended December 31,
                                             ----------------------------------------------
                                               1993               1994               1995
                                             --------           --------           --------
Contract revenues.........................   $260,692           $285,930           $271,337
Contract costs............................     78,112             93,100             88,451
                                             --------           --------           --------
Gross profit..............................    182,580            192,830            182,886
                                             --------           --------           --------
Branch operating expenses.................     19,314             19,309             20,296
Marketing expenses........................     65,013             68,095             73,825
Selling expenses..........................     47,349             49,288             49,514
Sears license fees........................     30,136             34,166             32,576
General and administrative expenses.......     25,192             20,935             21,411
Nonrecurring charges......................     -                   -                 11,000
                                             --------           --------           --------
                                              187,004            191,793            208,622
                                             --------           --------           --------

Operating income (loss)...................     (4,424)             1,037            (25,736)
Investment income.........................      1,292              1,173              1,024
Other income (expense), net...............      1,241                343                804
                                             --------           --------           --------
Income (loss) before income taxes.........     (1,891)             2,553            (23,908)
Income taxes..............................     (2,747)             1,094             (1,523)
                                             --------           --------           --------
Net income (loss).........................       $856             $1,459           ($22,385)
                                             ========           ========           ========
Net income (loss) per share...............      $0.07              $0.11             ($1.73)
                                             ========           ========           ========
Weighted average shares outstanding.......     13,120             13,031             12,903
                                             ========           ========           ========


         See accompanying notes to consolidated financial statements.

                                  AMRE, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   (In thousands, except per share amounts)


                                                                                   Year Ended December 31,
                                                                          --------------------------------------------
                                                                           1993              1994               1995
                                                                          -------          -------            --------
Cash flows from operating activities:
   Net income (loss)..........................................               $856           $1,459            ($22,385)
                                                                          -------          -------            --------
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operations:
   Income taxes...............................................             (2,747)           1,094              (1,523)
   Depreciation and amortization..............................              3,557            3,160               3,027
   Provision for doubtful accounts............................              1,595            1,103                 789
   Other non-cash items.......................................                242              290               6,037
   Cash receipts of (payments for) income taxes...............              2,356            3,096                (140)
   Changes in assets and liabilities:
      Accounts receivable and other...........................              1,485            2,649                   3
      Inventories.............................................               (265)            (104)                (74)
      Prepaid expenses and other assets.......................                (53)          (1,143)              3,087
     Accounts payable.........................................              1,327            1,141              (4,498)
      Other liabilities.......................................             (2,589)          (2,942)              6,167
                                                                          -------          -------            --------
         Total adjustments....................................              4,908            8,344              12,875
                                                                          -------          -------            --------
Net cash provided by (used in) operations.....................              5,764            9,803              (9,510)
                                                                          -------          -------            --------
Cash flows from investing activities:

   Sale of marketable securities..............................             16,352           13,992              28,414
   Purchase of marketable securities..........................            (23,867)         (14,248)            (17,735)
   Capital expenditures.......................................               (911)          (1,377)             (2,045)
   Notes receivable...........................................               (270)             (94)            -
   Other......................................................                 36               60                  13
                                                                          -------          -------            --------
Net cash provided by (used in) investing activities...........             (8,660)          (1,667)              8,647
                                                                          -------          -------            --------
Cash flows from financing activities:

   Payments on long term debt.................................               -               -                     (26)
   Purchase of treasury shares................................               (961)           -                 -
   Issuance of common and preferred stock.....................                517            -                   4,391
   Dividends paid.............................................             (1,556)          (1,542)               (771)
                                                                          -------          -------            --------
Net cash provided by (used in) financing activities...........             (2,000)          (1,542)              3,594
                                                                          -------          -------            --------
Net increase (decrease) in cash and cash equivalents..........             (4,896)           6,594               2,731
Cash and cash equivalents at beginning of period..............              6,229            1,333               7,927
                                                                          -------          -------            --------
Cash and cash equivalents at end of period....................             $1,333           $7,927             $10,658
                                                                          =======          =======            ========


         See accompanying notes to consolidated financial statements.

                                  AMRE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (In thousands)





                                                         Common Stock               Additional          Retained
                                                    ----------------------           Paid-in            Earnings
                                                     Shares         Amount           Capital            (Deficit)
                                                    -------         ------          ----------         ----------
Balance, December 31, 1992......................    14,072            141             22,793            21,940
   Net income...................................       -               -                 -                 856
   Exercise of options..........................       -               -                (393)              -
   Cash dividends ($.12 per share)..............       -               -                 -              (1,543)
   Purchase of treasury stock...................       -               -                 -                 -
                                                    ------          -----           --------           ----------
Balance, December 31, 1993......................    14,072            141             22,400            21,253
  Net income....................................       -               -                 -               1,459
  Cash dividends ($.12 per share)...............       -               -                 -              (1,542)
                                                    ------          -----           --------           ----------
Balance, December 31, 1994......................    14,072            141             22,400            21,170
   Net loss.....................................       -               -                 -             (22,385)
   Exercise of options..........................       139              1                580               -
   Issuance of stock............................       362              4              1,806               -
   Cash dividends ($.06 per share)..............       -               -                 -                (771)
   Stock options granted to non-employee........       -               -                 700                -
                                                    ------          -----           --------           ----------
Balance, December 31, 1995......................    14,573           $146            $25,486           ($1,986)
                                                    ======          =====           ========           ==========



                                                             Treasury Stock
                                                      -----------------------------
                                                      Shares                Amount
                                                      -------             ---------
Balance, December 31, 1992......................       (1,239)              (10,250)
   Net income...................................          -                    -
   Exercise of options..........................          112                   910
   Cash dividends ($.12 per share)..............          -                    -
   Purchase of treasury stock...................          (95)                 (961)
                                                      -------             ---------
Balance, December 31, 1993......................       (1,222)              (10,301)
  Net income....................................          -                    -
  Cash dividends ($.12 per share)...............          -                    -
                                                      -------             ---------
Balance, December 31, 1994......................       (1,222)              (10,301)
   Net loss.....................................          -                    -
   Exercise of options..........................          -                    -
   Issuance of stock............................          -                    -
   Cash dividends ($.06 per share)..............          -                    -
   Stock options granted to non-employee........          -                    -
                                                      -------             ---------
Balance, December 31, 1995......................       (1,222)             ($10,301)
                                                      =======             =========


         See accompanying notes to consolidated financial statements.

                                  AMRE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollar amounts in tables in thousands)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The Company is engaged, through direct consumer marketing, in the in-home sale and installation of siding and related exterior home improvement products, kitchen cabinet refacing and custom countertops, replacement windows, and in certain of its territories, exterior coating. The Company currently conducts its business in the United States. The consolidated financial statements include the accounts of AMRE, Inc. and its subsidiary, American Remodeling, Inc. (herein referred to as the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of estimates in financial statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

     Cash equivalents - Cash equivalents are short-term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and present an insignificant risk of change in value because of changes in interest rate.

     Marketable securities - The Company classifies its investments as available for sale because it does not acquire the securities for the purpose of selling them in the near term to generate profits on short-term differences in price, or, with the intent of holding them to maturity. The Company uses the specific identification method of determining cost in computing realized gains and losses.

     Accounts receivable - The Company's accounts receivable consist of amounts due from individuals, credit card sponsors and financial institutions. Certain of the amounts due from individuals are secured by second mortgages.

     Inventories - Inventories (consisting principally of materials) are carried at the lower of cost (first-in, first- out) or market.

     Property, plant and equipment - Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets by using the straight-line method of depreciation for financial reporting purposes. Maintenance and repair expenditures are charged to operations; renewals and betterments are capitalized.

     Goodwill - Goodwill represents the excess of cost over the fair value of net tangible assets acquired and is amortized on a straight-line basis over 40 years.

     Long-lived assets - The Company periodically evaluates whether the remaining useful life of long-lived assets, including goodwill, may require revision or the remaining unamortized balance may not be recoverable. When factors indicate the asset should be evaluated for possible impairment, the Company uses an estimate of the specific asset's cash flow in evaluating such asset's fair value.

     Accrued workers' compensation - The Company accrues workers' compensation costs based on the amount of estimated total losses to be incurred for the period. These estimates are based on the total payroll, using assumptions relating to the Company's loss experience as well as future expected losses.

     Revenue recognition - The Company recognizes its revenue upon completion of each home improvement contract.

     Contract costs - Contract costs represent the costs of direct material and direct labor associated with installations and manufacturing overhead associated with the production of cabinet fronts and countertops.

     Advertising Expense - The Company expenses advertising costs as incurred.

     Income taxes - Deferred income taxes are provided for temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded based upon enacted tax rates anticipated to be in effect when the temporary differences are expected to reverse. A valuation allowance is provided when required.

                                   AMRE, INC.

     Earnings per share - Net income (loss) per common share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income (loss) per common share is based on the weighted average number of common shares outstanding after giving effect to dilutive common stock equivalents, and adjusted for the incremental dilutive shares attributed to convertible preferred stock.

NOTE 3 - MARKETABLE SECURITIES

     Marketable securities, reported at fair value, which approximates cost, consist primarily of state and city municipal bonds, with contractual maturity dates ranging from January 1, 1996 to January 1, 1997. For the years ended December 31, 1994 and 1995, the Company had no material gains or losses from the sale of securities.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT


                                             Depreciation Lives         December 31,
                                             ------------------         ------------
                                                                    1994           1995
                                                                    ----           ----
Machinery and equipment                              5 years       $10,085        $11,829
Software development cost                            5 years         3,496          3,814
Furniture and fixtures                               5 years         3,192          3,350
Leasehold improvements                            3-10 years           957          1,142
Land                                                                   171            171
                                                                   -------       --------
                                                                    18,621         20,306
Less accumulated depreciation and

  amortization                                                     (12,370)       (14,676)
                                                                   -------        -------
                                                                   $ 6,251        $ 5,630
                                                                   =======        =======

NOTE 5 - LICENSE AGREEMENT

     Since 1981 substantially all of the Company's contracts have been sold under a license agreement with Sears. The license agreement was a one-year renewable agreement, cancelable by either party with 60 days written notice. The fee is generally paid after the Company has completed the contract and collected the contract amount.

     In April 1993, the Company and Sears agreed to a license fee rate effective January 1, 1993 of 12%. However, the license fee rate for replacement windows was established at 8% beginning September 1, 1993 and ending December 31, 1993. The license fee rate for certain branches was 8% beginning September 1, 1993 and ending December 31, 1993. License fees were 12% in 1994 and 1995.

     On October 17, 1995, American Remodeling, Inc., ("ARI"), a wholly owned subsidiary of AMRE, and TM Acquisition Corporation and Century 21 Real Estate Corporation (collectively referred to as "Century 21"), subsidiaries of HFS Incorporated ("HFS"), entered into an agreement pursuant to which Century 21 granted to ARI an exclusive 20 year license to operate under the name CENTURY 21 Home Improvements for the marketing, sale, and installation of certain home improvement products in the United States, Canada, and Mexico ("Century 21 License Agreement"), and the right to grant sublicenses under the agreement. ARI, and thereby AMRE, did not renew its license agreement with Sears when it expired on December 31, 1995.

     Under the Century 21 License Agreement, the Company will pay fees equal to the greater of 3% of the aggregate contract revenues of the Company and its sublicensees, or certain guaranteed annual minimums starting at $11 million in 1996 and increasing during the term of the 20 year agreement. The agreement provides for a fee of an additional 10% of the contract revenue for each sale made pursuant to a customer referral from Century 21, payable to the respective Century 21 broker who originated the customer referral. The Century 21 License Agreement provides for immediate

                                   AMRE, INC.

termination by either the Company or Century 21 if either party is negligent in the performance of its services, becomes insolvent or bankrupt, or fails to comply with any material provision of the Century 21 License Agreement, including the payment of license fees as stipulated.

NOTE 6 - NONRECURRING CHARGES

     In connection with the Century 21 License Agreement (see Note 5), the Company recorded a nonrecurring charge of $5,115,000 consisting primarily of transaction fees and expenses and costs associated with the termination of the Sears License Agreement, including the write-off of certain assets and a provision for incremental warranty costs related to installations sold under the Sears brand name.

     In connection with the proposed Facelifters merger (see Note 14), the Company recorded a nonrecurring charge of $1,225,000 for transaction fees and expenses associated with combining operations. However, costs could increase if the Company and Facelifters encounter unexpected difficulties in the consummation of the merger or in the integration of their businesses. The Company expects to consummate the merger in the Company's second quarter of 1996.

     In connection with the proposed Congressional merger (see Note 14), the Company recorded a nonrecurring charge of $745,000 for transaction fees and expenses associated with combining operations. However, costs could increase if the Company and Congressional encounter unexpected difficulties in the consummation of the merger or in the integration of their businesses. The Company expects to consummate the merger in the Company's second quarter of 1996.

     The Company recorded a nonrecurring, non-cash charge of $3,915,000 in connection with the settlement of, and pursuant to, employment and separation agreements between the Company and Mr. Ronald Wagner (see Note 9). On December 1, 1995, Mr. Wagner announced that he was resigning as Chairman of the Board of the Company. Under the terms of the agreements, the Company agreed to pay Mr. Wagner $500,000 and release him from his promissory note payable to the Company in exchange for his waiving termination amounts owed to him under his employment agreement and his agreement not to compete with the Company for a period of five years.

NOTE 7 - SUPPLEMENTAL NON-CASH ACTIVITIES

          For the years ended December 31, 1993, 1994 and 1995, the Company recorded non-cash operating items as follows:

                                                                 DECEMBER 31,
                                            -------------------------------------------------------
                                            1993                      1994                     1995
                                            ----                      ----                     ----
Amortization of investment
  premium and discounts                     $194                       $216                    $207
Separation agreement                         ---                        ---                   3,915
Common stock and common
  stock options  granted  for
   services rendered                         ---                        ---                   1,700
Other                                         48                         74                     215
                                            ----                       ----                  ------
                                            $242                       $290                  $6,037
                                            =====                     =====                  ======

         During the year ended December 31, 1995 the Company acquired $317,000 of capital equipment financed with long term debt.

                                   AMRE, INC.

Note 8 - Income taxes

    Income taxes consisted of the following:

                                                Year Ended December 31,
                                     ---------------------------------------------
                                      1993               1994               1995
                                     --------          -------            --------
Current:
   Federal                            ($4,116)           ($556)            ($3,370)
   State                                    5              126                  80
Deferred:
   Federal                              1,181            1,323               2,047
   State                                  183              201                (280)
                                     --------          -------            --------
       Total                          ($2,747)          $1,094             ($1,523)
                                     ========          =======            ========


     The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                   Year Ended December 31,
                                      ---------------------------------------------
                                        1993              1994               1995
                                      --------           ------             -------
Statutory rate                         (34.0%)            34.0%             (34.0%)

State taxes, net of federal benefit        9.9             11.1               (0.9)

Municipal bond income                   (15.6)           (11.0)               (1.2)

Valuation allowance                        -                -                 24.8

Write-off of foreign subsidiary         (60.2)              -                   -

Goodwill amortization                      4.9              3.6                 0.4

Federal income tax refund               (52.9)              -                   -

Other                                      2.6              5.1                 4.5
                                      --------           ------             -------
Effective rate                        (145.3%)            42.8%              (6.4%)
                                      ========           ======             =======

                                   AMRE, INC.

     The components of, and changes in, the net deferred tax asset are as follows:


                                           December 31,               Deferred              December 31,
                                              1994                   Income Taxes               1995
                                           ------------              ------------           ------------
Workers' compensation..............           $791                       $14                    $805

Nonrecurring charges...............             -                      1,066                   1,066

Health insurance...................            403                        (3)                    400

Allowance for doubtful accounts....            473                        27                     500

Net operating loss carryforward....             -                      2,036                   2,036

Other..............................            100                     1,029                   1,129
                                           -------                   -------                --------

Total..............................          1,767                     4,169                   5,936

Valuation allowance................             -                     (5,936)                 (5,936)
                                           -------                   -------                --------

Total deferred taxes...............         $1,767                   ($1,767)               $    -
                                           =======                   =======                ========

     The Company incurred a tax loss in 1995 and has recorded a tax benefit in the amount refundable from taxes paid in prior years. The Company has a net operating loss carryforward of approximately $6 million that will expire in 2010 if not utilized earlier. Because of the net operating loss carryforward and management's inability to predict future taxable income with certainty, a 100% valuation allowance has been provided against the deferred tax asset.

                                  AMRE, INC.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company is a party to certain legal proceedings arising in the ordinary course of business, none of which is believed to be material to the financial position or results of operations of the Company.

Leases

         The Company operates in leased facilities and also leases certain equipment. In most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges and restrictions imposed by lease agreements are not significant. Rental expense under operating leases was $3,748,000, $3,535,000 and $3,859,000 for the years ended December 31, 1993, 1994, and 1995, respectively. Commitments for future minimum rental payments required under operating leases with terms in excess of one year for the years ending December 31, are as follows:

1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,608
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,331
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,673
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,927
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,229
Later years . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,564
                                                                                  -------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $21,332
                                                                                  =======


         In 1993, the Company began to consolidate certain branches where more than one leased facility existed in the same local geographic market. In December 1993, the Company expensed approximately $600,000 for estimated costs of moving as well as the remaining lease obligations on certain of these leased branch facilities.

Employment and Other Agreements

         The Company has an Employment Agreement with Robert M. Swartz, Chief Executive Officer, for a term of two years expiring on July 4, 1997. The agreement provides for an annual salary of $300,000. In addition, Mr. Swartz is eligible for an annual cash bonus opportunity of at least 100% of his annual salary. In addition, the agreement provided for a guaranteed bonus of $100,000 with respect to the fiscal year ended December 31, 1995.

         The Company had an Employment Agreement with Ronald I. Wagner, its former Chairman. Salaries paid to Mr. Wagner under his agreement were $439,499, $426,942 and $461,538 during 1993, 1994 and 1995 and no bonuses were paid during these periods.

         On December 1, 1995, AMRE and Mr. Wagner entered into a Separation Agreement (the "Wagner Separation Agreement"), pursuant to which Mr. Wagner resigned from all positions that he held as a director, officer or employee of AMRE. In connection with the Wagner Separation Agreement, AMRE and Mr. Wagner agreed, among other things, as follows:

              1. Mr. Wagner will not compete with AMRE in any of its products and services under the Century 21 License Agreement anywhere in North America for a period of five years;

              2. Mr. Wagner waived and released AMRE from amounts owed him of approximately $3,375,000 pursuant to the termination provisions of his employment agreement with AMRE;

              3. In exchange for 1 and 2 above, (a) AMRE shall pay Mr. Wagner the sum of $500,000, payable in two equal installments in 1997 and 1999; (b) AMRE released Mr. Wagner from his payment obligation under an outstanding promissory note payable (due April 1997), plus interest, in the amount of $4,101,824; and
                 (c) AMRE granted demand and piggy-back registration rights to Mr. Wagner with respect to 550,000 shares of AMRE Common Stock covered by currently exercisable options held by Mr. Wagner; and

              4. Mr. Wagner and AMRE agreed to terminate the current lease under which AMRE leases from Mr. Wagner certain of its facilities and enter into a new lease commencing January 1, 1996 for a term of ten years at an annual rent beginning at $180,000 for the first two years.

                                   AMRE, INC.

              In connection with the Wagner Separation Agreement, the Company recorded a nonrecurring charge of $3,915,000.

         Prior to his resignation, the Company had an Employment Agreement with
V. James Sardo, its former Chief Executive Officer. Salaries and bonuses paid to Mr. Sardo under his agreement were $231,231 and $193,750 during 1994 and 1995.

         The Company has Indemnification Agreements with the members of its Board of Directors. The Indemnification Agreements are for an unspecified period of time and are intended to indemnify and hold harmless each director to the fullest extent permitted or authorized by applicable law and the By-Laws of the Company.

         The Company has an agreement with a financial institution which makes financing available to the Company's customers. The customer executes a Revolving Credit Agreement with the lender and the lender pays the Company on completion of the installation. The agreement provides the financial institution with right of first refusal on substantially all of the Company's customer credit applications, and provides for the Company a minimum acceptance rate of customer credit applications based on specified criteria. The Company's credit risk is limited to its normal warranties and representations regarding materials and workmanship. Prior to 1995, the Company assumed some recourse liability or credit risk in certain customer financing agreements. On approximately $13 million of contracts financed under such agreements the Company has agreed to indemnify the financial institution for losses if customer defaults exceed specified levels. The Company has provided a reserve for estimated losses under this recourse liability. However, customer defaults may differ from the estimated amount and therefore the reserve may be adjusted in future periods.

NOTE 10 - REVOLVING CREDIT FACILITY

         Concurrent with entering into the Century 21 License Agreement, the Company and HFS entered into a revolving credit facility in an amount up to $4 million. The agreement provides for a commitment fee of 1/2% of the unused portion of the facility and provides that loans made thereunder carry an interest rate of LIBOR plus 1 1/2%. Under the agreement, the Company is subject to certain covenants, including limitations on indebtedness and liens, limitations on asset dispositions, and restrictions on the payment of dividends. The revolving credit facility matures on December 29, 1998. At December 31, 1995, no loans had been made under the credit facility.

NOTE 11 - SAVINGS INVESTMENT AND STOCK OPTION PLANS

         The Savings Investment Plan is a defined contribution plan under which qualified employees may elect to defer up to 10% of their salary and provides for a matching Company contribution of 25% of the amount withheld up to 6% of salary. Withheld amounts and Company contributions are invested in certain investment options at the employee's direction. For the years ended December 31, 1993, 1994, and 1995, Company contributions were $315,000, $365,000, and
$363,000, respectively.

          The Company has no defined benefit pension plan nor any other post-retirement or post-employment benefit plan.

         The Company has a Stock Option Plan (the "Plan") for the benefit of its key employees. The Plan authorizes grants, at the then current market price, of nonqualified options to purchase up to 2,600,000 shares of Common Stock, and, in certain instances, authorizes the award of limited stock appreciation rights. The options and stock appreciation rights vest within three years of the date of the grant and expire 10 years from the date of grant.

         At December 31, 1995, options for 188,169 shares were exercisable under the Plan, 1,304,913 shares were available for grant and no stock appreciation rights were outstanding.

                                   AMRE, INC.

     Options granted to certain employees to purchase common stock pursuant to the Company's Plan were as follows:

                                                  Options                  Exercise Price
                                                 ---------                 --------------
Balance, December 31, 1992                       1,119,178                 $3.00  - $8.88

     Granted                                        45,000                   5.00  -  5.00

     Canceled                                     (172,998)                  4.25  -  8.88

     Exercised                                    (111,763)                  3.00  -  6.75

     Redemptions                                  (255,007)                  3.00  -  8.88
                                                 ---------                 --------------

Balance, December 31, 1993                         624,410                   3.00  -  8.88

     Granted                                       476,697                   3.50  -  5.38

     Canceled                                      (43,604)                  3.50  -  6.75

     Surrendered                                  (324,697)                  4.25  -  8.88
                                                 ---------                  --------------

Balance, December 31, 1994                         732,806                  $3.00  - $8.50


     Granted                                       179,399                  3.50  -   8.10

     Canceled                                     (136,506)                 3.50  -   6.80

     Exercised                                    (139,473)                 3.00  -   8.40
                                                 ---------                  --------------

Balance, December 31, 1995                         636,226                  $3.50  - $8.50
                                                 =========                  ==============

                                  AMRE, INC.

         In addition to the options granted under the Plan, the Board has granted options outside the Plan to certain employees and Board members. Options granted outside the Plan vest in various periods, ranging from immediately to four years from the date of the grant.

         Non-Plan options at December 31, 1995, of which 1,142,500 were vested, are as follows:

                                                                   NUMBER OF
                                                                     SHARES          EXERCISE PRICE
                                                                  -----------    -------------------------
Ronald I. Wagner  . . . . . . . . . . . . . . . . . . . .            550,000     $          3.50
Robert M. Swartz  . . . . . . . . . . . . . . . . . . . .            500,000                4.13
Directors . . . . . . . . . . . . . . . . . . . . . . . .            212,500        3.50    -        4.50
Others  . . . . . . . . . . . . . . . . . . . . . . . . .            480,000        4.25    -        7.88
                                                                   ---------     ------------------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . .          1,742,500     $  3.50    -     $  7.88
                                                                   =========     ========================

         On November 15, 1993, the Board of Directors authorized the holders of all options to surrender their options for a redemption price of $0.50 per share. The offer remained open until December 20, 1993. Options for 255,007 shares under the Plan, and 41,250 shares outside the Plan were redeemed for a total of approximately $148,000. On May 11, 1994, the Board of Directors authorized the holders of all options with an exercise price in excess of $3.50 per share under the Plan, and certain holders of options outside of the Plan, to surrender their options for new options with an exercise price of $3.50 per share which would vest based upon the new grant date of May 11, 1994. Options for 324,697 shares, at prices ranging from $4.25 to $8.88 per share, granted under the Plan, and for 1,012,500 shares, at prices ranging from $3.63 to $7.63 per share, granted outside of the Plan, were canceled and reissued in connection with this offer.

         On October 17, 1995, in exchange for services rendered in connection with the Century 21 License Agreement, the Company granted stock options of 200,000 shares at $5.00 per share and 200,000 shares at $5.50 per share, to a private investor. These options were exercisable upon issuance, and are included in the above table. Included in nonrecurring charges in the results of operations for the year ended December 31, 1995 is $700,000 related to these options.

NOTE 12 - RELATED PARTIES

         The Company leases its kitchen cabinet refacing manufacturing facility in Chicago, Illinois from Ronald I. Wagner, former Chairman of the Board. The Company paid Mr. Wagner $165,000 for each of the three years ended December 31, 1993, 1994, and 1995. In December 1995, the Company and Mr. Wagner entered into a new lease agreement which provides for a term of 10 years commencing January 1, 1996, and for lease payments of $180,000 for each of the first two years, which payments are adjusted in subsequent years for changes in the consumer price index. The Company has the option to terminate the lease at any time for a lump sum cash payment equal to the following 36 monthly installments under the terms of the agreement.

         The Company had made loans pursuant to promissory notes to certain
executive officers.   At December 31, 1995, one note for $469,000 was
outstanding.  This note was paid in full in February, 1996.

          One of the Company's directors is chief executive officer and a director of a direct advertising agency. The Company has retained this agency for direct response television advertising since 1985. Payments made by the Company to this agency, including payments for purchased television time and development of television commercials for the years ended December 31, 1993, 1994, and 1995 were $6,480,000, $5,294,000, and $5,933,000, respectively.

         In connection with the Century 21 License Agreement, the Company added three members to its Board of Directors from Century 21 and HFS. The Company also added another member to its Board from a company with which it has entered into a sublicense agreement.

NOTE 13 - CAPITALIZATION

         The Company has a Stockholder Rights Plan under which preferred stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of common stock held. The Rights will expire on

                                   AMRE, INC.

November 23, 2002. Under the plan, each Right entitles holders of the Company's common stock to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $25.00. The Rights are exercisable only if a person or group, as defined, acquires beneficial ownership of 25% or more of the Company's common stock or a person or group commences a tender or exchange offer upon consummation of which that person or group would beneficially own 25% or more of the common stock. Generally, based on the occurrence of certain events, the holder of a Right may either purchase shares of the Company's common stock (or other consideration in certain circumstances) having a calculated value of twice the Right's exercise price or purchase such person's or group's shares of common stock having a calculated value of twice the Right's exercise price. Additionally, based on the occurrence of certain events, the Company's Board of Directors may exchange all or part, as defined, of the Rights for shares of the Company's common stock on a one-for-one basis. Notwithstanding the foregoing, the Company will generally be entitled to redeem the Rights at $.01 each within ten days following a public announcement that such person or group acquires beneficial ownership of 25% or more of the Company's common stock.

         Concurrent with the execution of the Century 21 License Agreement, the Company and HFS entered into a preferred stock purchase agreement pursuant to which HFS purchased 300,000 shares of AMRE Senior Convertible Preferred Stock, par value $.10 , at $10 per share. Under the terms of the agreement, dividends are payable quarterly at a rate of 8% per annum, are fully cumulative and accrue whether or not earned or declared. The agreement provides that no dividends shall be declared or paid on common, or any other class of preferred stock of the Company, unless full cumulative dividends have been paid on the Senior Convertible Preferred Stock. The Senior Convertible Preferred Stock is convertible into common stock of the Company at $5.90 per share subject to adjustment as specified in the agreement. It is also subject to optional redemption beginning January 1, 1999, and mandatory redemption on January 1, 2001, both preceded by payment in full of any accrued dividends.

         Also concurrent with the execution of the Century 21 License Agreement, the Company and a private investor entered into an agreement pursuant to which the investor would purchase up to 200,000 shares of common stock of the Company, $.01 par value, at $5 per share. At December 31, 1995, the Company had issued 162,000 shares of common stock under the terms of the agreement. The remaining 38,000 shares were purchased in February, 1996.

         The Company granted 200,000 shares of the Company's common stock to the investor for services provided in connection with the negotiation of the Century 21 License Agreement and related transactions. Included in nonrecurring charges in the results of operations for the year ended December 31, 1995 is $1,000,000 relating to the grant of the common shares.

         In 1993, the Company purchased 94,905 shares from a former officer.

NOTE 14 - PENDING MERGERS

         Facelifters - On October 31, 1995, the Company and Facelifters Home Systems, Inc. entered into an agreement whereby a newly formed subsidiary of the Company shall be merged with and into Facelifters. The merger is expected to be accounted for as a pooling of interests. Facelifters designs, manufactures, markets, sells and installs kitchen cabinet refacing products utilized in kitchen remodeling, directly to consumers in 26 markets, primarily markets in which the Company does not currently operate. The merger, which is subject to, among other things, stockholder approval, is expected to be consummated in the Company's second quarter of 1996. Regulatory approval of the merger under the Hart-Scott-Rodino Pre Merger Notification Act has been obtained. In connection with the merger, approximately 3,557,268 shares of the Company's common stock will be issued to the existing stockholders of Facelifters, and Facelifters will become a wholly owned subsidiary of the Company.

         Beginning in January 1996, Facelifters and the Company have entered into a sublicense agreement pursuant to which the Company granted to Facelifters, under the terms of the Century 21 License Agreement, the right to market, sell and install certain home improvement products in specified markets under the name CENTURY 21 Home Improvements. The sublicense agreement provides for sublicense fees equal to 8% of the sublicense contract revenues subject to certain rebates. If the Facelifters merger is consummated, the sublicense agreement will be terminated.

         Congressional - On December 30, 1995, the Company and Congressional Construction Corporation ("Congressional") entered into an agreement whereby a newly formed subsidiary of the Company shall be merged with and into Congressional. The merger is expected to be accounted for as a pooling of interests. Congressional markets, sells, furnishes and installs home improvement products, including vinyl and aluminum siding, fencing, wooden decks, replacement vinyl windows, roofing and patio enclosures directly to consumers in certain markets, primarily markets in which the Company does not currently operate. The obligations of the parties to consummate the merger are subject to several conditions, including, among other things, stockholder approval, and the results of AMRE's due diligence review of Congressional being materially satisfactory to AMRE. If all the conditions to the merger are satisfied, the merger is expected to be consummated in the Company's second quarter of 1996. In connection with the merger, approximately 900,000 shares will be issued to the existing stockholders of Congressional, and Congressional shall become a wholly owned subsidiary of the Company.

                                   AMRE, INC.

         Beginning in January 1996, Congressional and the Company have entered into a sublicense agreement pursuant to which the Company has granted to Congressional, under the terms of the Century 21 License Agreement, the right to market, sell and install certain home improvement products in specified markets under the name CENTURY 21 Home Improvements. The sublicense agreement provides for sublicense fees equal to the greater of 8% of the sublicensee contract revenues subject to certain rebates or certain guaranteed minimums. If the Congressional merger is consummated, the sublicense agreement will be terminated.

         In connection with the proposed mergers, the Company will require an amendment to its Certificate of Incorporation to increase the number of authorized shares of the Company from 20 million to 40 million in order to permit issuance of additional shares of AMRE common stock to the former holders of Facelifters common stock and Congressional common and preferred stock, and other general corporate purposes.

                              INDEX TO EXHIBITS


Exhibit No.                      DESCRIPTION
-----------                      -----------
2.1   -      Agreement and Plan of  Merger dated as of December 30, 1995, among AMRE, Congressional and Merger Sub.

2.2   -      Agreement and Plan of Merger dated as of October 31, 1995, among AMRE, AMRE Acquisition, Inc., Facelifters and Facelifters Home Systems, Inc., a New York corporation (incorporated by reference to Exhibit 7.1  to
             AMRE's Current Report on Form 8-K dated October 31, 1995).

2.3   -      Amendment No. 1 dated December 12, 1995, to Agreement and Plan of Merger dated as of October 31, 1995, among AMRE, Facelifters Home systems, Inc., Facelifters and Facelifters Merger Sub.

3.1   -      Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit
             3.1 to the Annual Report on Form 10-K for the fiscal year ended April 30, 1989).

3.2   -      By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Annual
             Report on Form 10-K for the fiscal year ended December 31, 1993).

4.1   -      Rights Agreement, dated as of November 13, 1992, by and between AMRE, Inc. and The Bank of New
             York, as successor Rights Agent to The Frost National Bank of San Antonio (incorporated by reference to Exhibit 1 to AMRE, Inc.'s Registration Statement, on Form 8-A, dated November 19,
             1992).

10.1  -      Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10.1 to AMRE's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.2  -      AMRE, Inc. Savings Investment Plan, dated September 30, 1990, restating and retitling the
             Profit Sharing Plan of the Company, as amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1990).

10.3  -      Amendment No. 1 to AMRE, Inc. Savings Investment Plan, effective as of October 1, 1990
             (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.4  -      Amendment No. 2 to AMRE, Inc. Savings Investment Plan, effective as of January 1, 1993 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31,
             1993).

10.5   -     Amendment No. 3 to AMRE, Inc. Savings Investment Plan, effective as of January 1, 1994
             (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.6   -     Amendment No. 4 to AMRE, Inc. Savings Investment Plan, effective as of January 1, 1994
             (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the
             quarterly period ended September 25, 1994).

10.7   -     AMRE, Inc. Savings Investment Trust Agreement, dated September 30, 1990 (incorporated by reference to Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarterly period ended
             October 31, 1990).

10.8   -     Welfare Benefits Plan for Employees of AMRE, Inc., dated April 24, 1990, as amended
             (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended April 30, 1990).

10.9   -     Amendment No. 1 to Welfare Benefits Plan for Employees of AMRE, Inc. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended April 30, 1991).

10.10  -     Amendment No. 2 to Welfare Benefits Plan for Employees of AMRE, Inc. (incorporated by reference to Exhibit 10.19 to the Transition Report on Form 10-K for the transition period ended December
             31, 1991).

10.11  -     Amendment No. 3 to Welfare Benefits Plan for Employees of AMRE, Inc. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.12  -     Amendment No. 4 to Welfare Benefits Plan for Employees of AMRE, Inc. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31,
             1994).

10.13  -     Welfare Benefits Trust for Employees of AMRE, Inc., dated April 24, 1990 as amended
             (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended April 30, 1990).

10.14  -     Amendment No. 1 to Welfare Benefits Trust for Employees of AMRE, Inc. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended April
             30, 1991).

10.15  -     AMRE, Inc. Flexible Benefits Plan, as restated effective January 1, 1993 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended April
             30, 1990).

10.16  -     Stock Option Agreement dated as of May 11, 1994, between the Company and Ronald I. Wagner
             (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the
             quarterly period ended June 26, 1994).

10.17 -      Form of Stock Option Agreements dated as of May 11, 1994, between the Company and each of the outside Directors of the Company, which are identical except for the names of the Directors
             (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the
             quarterly period ended June 26, 1994).

10.18 -      Form of Stock Option Agreements dated as of May 11, 1994, between the Company and the outside
             Directors of the Company, which are identical except for names, the dates of respective grants of options surrendered, the number of shares subject to the surrendered options and the number of shares subject to the respective options being granted (which information and exhibit are incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the
             quarterly period ended June 26, 1994).

10.19 -      License Agreement dated as of January 1, 1995, between the Company and Sears, Roebuck and Co.
             for the sale and installation of siding, overhand and trim, kitchen cabinet refacing, exterior coating and replacement windows (incorporated by reference to Exhibit 10.25 to the Annual
             Report on Form 10-K for the fiscal year ended December 31, 1994).

10.20 -      Form of Indemnification Agreements between the Company and the Directors of the Company, which are identical except for names and dates (incorporated by reference to Exhibit 10.27 to the
             Annual Report on Form 10-K for the fiscal year ended April 30, 1990).

Exhibit No.                                                 DESCRIPTION
-----------                                                 -----------
10.21 -      Management Incentive Plan for the Company (incorporated by reference to Exhibit 10.19 to the
             Annual Report on Form 10-K for the fiscal year ended April 30, 1991).

10.22 -      Lease dated October 11, 1988, between Cabinet Magic, Inc. and Ronald I. Wagner (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended April
             30, 1991).

10.23 -      Lease dated November 12, 1991, between the Company, as Tenant, and Twin Towers Investment
             Partnership, as Landlord, with respect to the Company's corporate headquarters in Dallas, Texas
             (incorporated by reference to Exhibit 10.18 to the Transition Report on Form 10-K for the
             transition period ended December 31, 1991).

10.24 -      Promissory Note of Keith L. Abrams dated as of April 30, 1994, in the principal amount of
             $468,499.35, together with related Stock Pledge Agreement dated January 31, 1995 (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended
             December 31, 1994).

10.25 -      Description of options granted outside of the AMRE, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December
             31, 1992).

10.26 -      Form of Executive Severance Plan for Senior Management Positions between the Company and certain executives of the Company, including Keith Abrams, Robert E. Horton, Jr., and Curtis
             Everett, which agreements are identical except for names and dates (incorporated by reference to Exhibit 10.30 to the Annual Report on form 10-K for the fiscal year ended December 31,
             1992).

10.27 -      Merchant Agreement dated as of July 27, 1993, between the Company and Household Bank
             (Illinois), N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-
             Q for the quarterly period ended September 26, 1993).

10.28 -      Merchant Agreement between the Company and American General Financial Center, effective July 1,
             1993, as amended January 25, 1994, (incorporated by reference to Exhibit 10.38 to the Annual
             Report on Form 10-K for the fiscal year ended December 31, 1993).

10.29 -      License Agreement, dated October 17, 1995, among TM Acquisition Corp. and Century 21 Real
             Estate Corporate and ARI (incorporated by reference to Exhibit 7.1 to AMRE's Current Report on
             Form 8-K dated October 17, 1995).

10.30 -      Preferred Stock Purchase Agreement, dated October 17, 1995, between AMRE and HFS (incorporated by reference to Exhibit 7.2 to AMRE's Current Report on Form 8-K dated October 17, 1995).

10.31 -      Credit Agreement, dated October 17, 1995, between AMRE and HFS (incorporated by reference to
             Exhibit 7.3 to AMRE's Current Report on Form 8-K dated October 17, 1995).

10.32 -      Letter Agreement, dated October 17, 1995, between AMRE and David Moore (incorporated by reference to
             Exhibit 7.4 to AMRE's Current Report on Form 8-K dated October 17, 1995).

10.33 -      $5.00 Stock Option Agreement, dated October 17, 1995, between AMRE and David Moore (incorporated by reference to Exhibit 7.5 to AMRE's Current Report on Form 8-K dated October 17, 1995).

10.34 -      $5.50 Stock Option Agreement, dated October 17, 1995, between AMRE and David Moore (incorporated by reference to Exhibit 7.6 to AMRE's Current Report on Form 8-K dated October 17, 1995).

10.35 -      Stock Purchase Agreement between David Moore or his designees and AMRE (incorporated by reference to Exhibit 7.7 to AMRE's Current Report on Form 8-K dated October 17, 1995).

10.36 -      Amendment No. 1 to the AMRE, Inc. Savings Investment Trust (incorporated by reference to Exhibit 10.1 to
             AMRE's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995).

10.37 -      Amended and Restated Merchant Agreement between Household Bank (Illinois), N.A. and AMRE dated April 24,
             1995 (incorporated by reference to Exhibit 10.2 to AMRE's Quarterly Report on Form 10-Q for the
             quarterly period ended July 2, 1995).

10.38 -      Separation Agreement dated December 1, 1995, between AMRE and Ronald Wagner.

10.39 -      Amendment No. 1 to Stockholder Agreement between AMRE and the shareholders of Facelifters signatory thereto.

10.40 -      Employment Agreement dated as of June 1, 1995, between AMRE, Inc. and Robert M. Swartz       (incorporated
             by reference to Exhibit 10.1 to AMRE's Current Report on Form 8-K dated June 19, 1995).

10.41 -      Stock Option Agreement dated as of June 1, 1995, between AMRE, Inc. and Robert M. Swartz
             (incorporated by reference to Exhibit 10.2 to AMRE's Current Report on Form 8-K dated June 19, 1995).

11    -      Statement re computation of per share earnings.

21    -      Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Annual Report on Form 10-K for the physical year ended December 31, 1993).

27    -      Financial Data Schedule

99.1  -      Stipulation of Settlement among plaintiffs in the Litigation and AMRE, Inc., Steven D.
             Bedowitz, Robert Levin and Dennie D. Brown (incorporated by reference to Exhibit 1 to the
             Current Report on Form 8-K filed February 4, 1993).

99.2  -      Final judgment and order approving settlement of the Litigation (incorporated by reference to
             Exhibit 2 to the Current Report on Form 8-K filed February 4, 1993).

99.3  -      Press Release dated June 19, 1995, announcing the election of Mr. Robert M. Swartz as President and a member of the Board of Directors of AMRE, Inc. (incorporated by reference to Exhibit 99.1 to AMRE's Current
             Report on Form 8-K dated June 19, 1995).