Form 10-Q
period 1996-03-31
AMRE INC
filed 1996-05-13
CIK 809572

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

         As of May 8, 1996, there were 18,538,697 shares of the registrant's stock, $.01 par value, outstanding.



================================================================================

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                                       PAGE NO.
                                                                                                       --------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

         Consolidated Balance Sheet - March 31, 1996 and December 31, 1995  . . . . . . . . . . . .       1

         Consolidated Statement of Operations - Quarterly periods ended March 31, 1996
            and April 2, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

         Consolidated Statement of Cash Flows - Quarterly periods ended March 31, 1996
            and April 2, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

         Consolidated Statement of Changes in Stockholders' Equity - Quarterly period
            ended March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .       5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9



                                               PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

_____________

Note:  Items 2, 3, and 4 of Part II are omitted because they are not applicable.

ITEM 1.  FINANCIAL STATEMENTS

                                   AMRE, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                          MARCH 31,             DECEMBER 31,
                                                                            1996                    1995
                                                                        -------------           -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $       6,016           $    10,658
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . .           4,200                 8,484
  Accounts receivable -
    Trade, net of allowance for doubtful accounts of $621 and $690  .           5,889                 5,384
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             428                   871
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .           3,237                 3,987
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,901                 5,612
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           2,310                 2,921
                                                                        -------------           -----------
        Total current assets  . . . . . . . . . . . . . . . . . . . .          26,981                37,917
Property, plant and equipment, net  . . . . . . . . . . . . . . . . .           5,759                 5,630
Goodwill, less accumulated amortization of $1,938 and $1,869  . . . .           8,968                 9,036
Notes receivable - related parties  . . . . . . . . . . . . . . . . .           --                      469
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,258                 1,262
                                                                        -------------           -----------
                                                                        $      42,966           $    54,314
                                                                        =============           ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .   $      17,013           $    14,147
  Wages, commissions and bonuses  . . . . . . . . . . . . . . . . . .           4,755                 4,712
  Accrued workers' compensation . . . . . . . . . . . . . . . . . . .           2,047                 2,059
  Current portion - long-term debt  . . . . . . . . . . . . . . . . .              52                    50
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . .          14,204                16,760
                                                                        -------------           -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .          38,071                37,728
                                                                        -------------           -----------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .             227                   241
                                                                        -------------           -----------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . .          38,298                37,969
                                                                        -------------           -----------
Commitments and contingencies

Senior Convertible Redeemable Preferred Stock - $.10 par value;
    300,000 shares issued and outstanding, liquidation
        value of $10 per share  . . . . . . . . . . . . . . . . . . .           3,060                 3,000
Stockholders' equity:
  Preferred stock - $.10 par value, 1,000,000 shares
    authorized; 300,000 Senior Convertible shares outstanding . . . .           --                    --
  Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,739,989 and 14,573,493 shares issued; 14,127,791
    and 13,351,295 shares outstanding . . . . . . . . . . . . . . . .             147                   146
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .          23,262                25,486
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . .         (16,641)               (1,986)
                                                                        -------------           -----------
                                                                                6,768                23,646
  Less:  Treasury stock, at cost (612,198 and 1,222,198 shares) . . .          (5,160)              (10,301)
                                                                        -------------           -----------
        Total stockholders' equity  . . . . . . . . . . . . . . . . .           1,6O8                13,345
                                                                        -------------           -----------
                                                                        $      42,966           $    54,314
                                                                        =============           ===========





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                  QUARTER ENDED
                                                                      --------------------------------------
                                                                      MARCH 31, 1996          APRIL 2, 1995
                                                                      --------------         ---------------
Contract revenues . . . . . . . . . . . . . . . . . . . . . . . . .   $       45,602         $        60,885
Contract costs  . . . . . . . . . . . . . . . . . . . . . . . . . .           15,805                  20,525
                                                                      --------------         ---------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .           29,797                  40,360
                                                                      --------------         ---------------
Branch operating expenses . . . . . . . . . . . . . . . . . . . . .            5,166                   4,795
Marketing expenses  . . . . . . . . . . . . . . . . . . . . . . . .           20,463                  17,958
Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           10,582                  12,047
License fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,521                   7,274
General and administrative expenses . . . . . . . . . . . . . . . .            4,985                   4,981
                                                                      --------------         ---------------
                                                                              44,717                  47,055
                                                                      --------------         ---------------
Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . .          (14,920)                 (6,695)
Investment income . . . . . . . . . . . . . . . . . . . . . . . . .              165                     287
Other income (expense), net . . . . . . . . . . . . . . . . . . . .              100                      74
                                                                      --------------         ---------------
Loss before income taxes  . . . . . . . . . . . . . . . . . . . . .          (14,655)                 (6,334)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .            --                     (2,439)
                                                                      --------------         ---------------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      (14,655)        $        (3,895)
                                                                      ==============         ===============
Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . .   $        (1.06)        $          (.29)
                                                                      ==============         ===============
Cash dividends declared per share . . . . . . . . . . . . . . . . .   $        --            $           .03
                                                                      ==============         ===============
Weighted average shares outstanding . . . . . . . . . . . . . . . .           13,731                  13,306
                                                                      ==============         ===============





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                  QUARTER ENDED
                                                                      -------------------------------------
                                                                      MARCH 31, 1996          APRIL 2, 1995
                                                                      --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (14,655)           $     (3,895)
                                                                      ------------            ------------
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .            --                     (2,439)
  Depreciation and amortization . . . . . . . . . . . . . . . . .              746                     727
  Provision for doubtful accounts . . . . . . . . . . . . . . . .              252                    (137)
  Other non-cash items  . . . . . . . . . . . . . . . . . . . . .              100                      32
  Cash receipts of (payments for) income taxes  . . . . . . . . .              747                   --
  Changes in assets and liabilities:
    Accounts receivable and other . . . . . . . . . . . . . . . .             (314)                 (1,061)
    Inventory . . . . . . . . . . . . . . . . . . . . . . . . . .              711                    (316)
    Prepaid expenses and other assets . . . . . . . . . . . . . .              575                    (600)
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .            2,866                     (74)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .           (2,522)                  1,202
                                                                      ------------            ------------
        Total adjustments . . . . . . . . . . . . . . . . . . . .            3,161                  (2,666)
                                                                      ------------            ------------
Net cash used in operating activities . . . . . . . . . . . . . .          (11,494)                 (6,561)
                                                                      ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Sale of marketable securities . . . . . . . . . . . . . . . . .            9,915                  16,465
  Purchase of marketable securities . . . . . . . . . . . . . . .           (5,660)                 (9,804)
  Notes receivable  . . . . . . . . . . . . . . . . . . . . . . .              469                   --
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . .             (938)                   (314)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              100                   --
                                                                      ------------            ------------
Net cash provided by investing activities . . . . . . . . . . . .            3,886                   6,347
                                                                      ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on long-term debt  . . . . . . . . . . . . . . . . . .              (12)                  --
  Issuance of common stock  . . . . . . . . . . . . . . . . . . .            2,978                   --
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .            --                       (386)
                                                                      ------------            ------------
Net cash provided by (used in) financing activities . . . . . . .            2,966                    (386)
                                                                      ------------            ------------
Net change in cash and cash equivalents . . . . . . . . . . . . .           (4,642)                   (600)
Cash and cash equivalents at beginning of period  . . . . . . . .           10,658                   7,927
                                                                      ------------            ------------
Cash and cash equivalents at end of period  . . . . . . . . . . .     $      6,016            $      7,327
                                                                      ============            ============





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  AMRE, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (UNAUDITED)
                                (IN THOUSANDS)


                                                COMMON STOCK           ADDITIONAL                    TREASURY STOCK
                                            -------------------         PAID-IN      RETAINED      -------------------
                                            SHARES       AMOUNT         CAPITAL      DEFICIT       SHARES       AMOUNT
                                            ------       ------        ----------    --------      ------       ------
 Balance, December 31, 1995  . . . . .      14,573      $    146       $ 25,486     $  (1,986)     (1,222)     $(10,301)

   Net loss  . . . . . . . . . . . . .       --            --              --         (14,655)       --            --

   Preferred Stock Dividends . . . . .       --            --               (60)         --          --

   Issuance of Stock . . . . . . . . .          38         --               189          --          --            --

   Exercise of Options . . . . . . . .         129             1         (2,353)         --           610         5,141
                                            ------      --------       --------     ---------      ------      --------
 Balance, March 31, 1996 . . . . . . .      14,740      $    147       $ 23,262     $ (16,641)       (612)     $ (5,160)
                                            ======      ========       ========     =========      ======      ========

                                   AMRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 1 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    Basis of presentation - The accompanying interim consolidated financial statements of AMRE, Inc. and its subsidiary, American Remodeling, Inc. (the "Company" or "AMRE") as of March 31, 1996 and for the quarterly periods ended March 31, 1996 and April 2, 1995 are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1995 Annual Report on Form 10-K.

   On April 25, 1996, the Company consummated a merger with Facelifters Home Systems, Inc. ("Facelifters"). Although the merger will be accounted for as a pooling of interests for accounting purposes, the accompanying unaudited consolidated financial statements do not give retroactive effect to this transaction as the merger was consummated subsequent to the date of the consolidated financial statements. See Note 5 for a description of the merger and unaudited pro forma combined results of operations.

    Fiscal period - The Company's quarterly periods end on the Sunday nearest to the last day in the calendar quarter except at year end which is December 31.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

    AMRE has been named as a defendant in a proceeding filed on February 29, 1996 in the Superior Court of California by a party who claims ownership of a registered service mark and trade name styled "21st Century Home Improvement." The plaintiff alleges, among other things, that the CENTURY 21 Home Improvements(SM) name is an infringement of the plaintiff's trade name and registered mark and constitutes an unfair business practice. The plaintiff seeks a preliminary and permanent injunction enjoining AMRE from operating under the Century 21 Home Improvements name, general damages according to proof, all profits realized by AMRE from operating under the Century 21 Home Improvements name in California and costs and attorneys' fees.

    AMRE has been advised by Century 21, the owner of the CENTURY 21 Home Improvements name, that it gave notice to counsel for the owner of the "21st Century Home Improvement" mark that the latter mark infringed on Century 21's federally registered mark. AMRE has further been advised by Century 21 that :
(i) it is its policy and practice to vigorously defend its trade name, (ii) Century 21 has successfully litigated in the past to protect its trade name and federally registered mark, and (iii) it has obtained a number of judgements against such entities which had used "21st CENTURY" or marks containing the word "CENTURY" in connection with remodeling or home construction services. In addition, Century 21 has advised AMRE that Century 21's federal registration predates the use of the "21st Century Home Improvement" mark, and for the above-listed reasons, AMRE believes at this time that it is legally entitled to use the CENTURY 21 Home Improvements name in California.

    The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which is believed to be material to the financial position of the Company.

    The Company has an agreement with a financial institution which makes financing available to the Company's customers. The customer executes a Revolving Credit Agreement with the lender and the lender pays the Company on completion of the installation.The agreement provides the financial institution with right of first refusal on substantially all of the Company's customer credit applications, and provides for the Company, a minimum acceptance rate of customer credit applications based on specified criteria. The Company's credit risk is limited to its normal warranties and representations regarding materials and workmanship. Prior to 1995, the Company assumed some recourse liability or credit risk in certain customer financing agreements, if customer defaults exceed specified levels. The Company has provided a reserve for estimated losses under the recourse liability. However, customer defaults may differ from the estimated amount and therefore the reserve may be adjusted in future periods.

NOTE 3 - INCOME TAXES

    The Company has recorded a valuation allowance to reflect the uncertainties associated with the ultimate realization of its deferred tax asset. Management periodically reviews the expected realization of the deferred tax asset and makes adjustments to the valuation allowance, as appropriate, when existing conditions change the probability of ultimate realization. The Company established a valuation allowance of $5.9 million at December 31, 1995 which equaled 100% of its deferred tax asset.

    Management's evaluation as to the realizability of the deferred tax asset took into consideration available evidence, both positive and negative, regarding ultimate realization. Negative evidence considered by management included (1) a significant loss in 1995, (2) operating losses in two of the last three years, (3) the expected decline in revenues and expected first quarter 1996 operating loss, (4) the uncertainties associated with the time and cost to build awareness of the CENTURY 21 Home Improvements name and generate significant amounts of cost-effective leads and the process of integrating the companies if the mergers were consummated make it difficult to estimate when the Company will return to profitability and (5) costs relating to the brand transition and the mergers.

    Positive evidence considered by management included (1) a 3.0% license fee (subject to an $11.0 million minimum in 1996) to be paid for use of the CENTURY 21 Home Improvements name as compared to a 12.0% license fee paid to Sears in 1995 and (2) expanded geographic and product opportunities under the Century 21 License Agreement.

    Until the Century 21 License Agreement is in operation for a period of time, there is no historical or objective evidence to determine its impact on future taxable income. Therefore, based on the existing objective evidence, management believes it is more likely than not that the Company will be unable to generate sufficient taxable income to utilize the deferred tax asset and that a reserve should be provided for the entire deferred tax asset. No tax benefit has been provided for the pre-tax loss of the current period ended March 31, 1996. Management will review the valuation allowance in the future as the results and impact of the CENTURY 21 Home Improvements license arrangement are known.

NOTE 4 - CAPITALIZATION

    Revolving credit facility - At March 31, 1996, no loans had been made under the credit facility.

    Senior Convertible Redeemable Preferred Stock - At March 31, 1996, no dividends had been declared or paid on the Senior Convertible Redeemable Preferred Stock.

    Amendment to Certificate of Incorporation - In connection with the Facelifters merger, on April 25, 1996, the stockholders of the Company approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 20 million to 40 million shares.

    Common Stock Issued in Private Placement - On April 30, 1996, the Company completed a private placement with institutional investors pursuant to which the Company issued 800,500 shares of its common stock. The purchasers had not previously owned any common stock of the Company. The common stock was sold at a discount to the then current market price in exchange for an agreement with the investors not to sell the shares for a minimum of 180 days. The Company received approximately $12 million of net proceeds after transaction expenses. The accompanying unaudited consolidated financial statements do not give retroactive effect to this transaction since it was not completed until after the current reporting period ended March 31, 1996.

NOTE 5 - MERGER WITH FACELIFTERS

    On October 31, 1995, the Company and Facelifters entered into an agreement whereby a newly formed subsidiary of the Company would be merged with and into Facelifters. Facelifters designs, manufactures, markets, sells and installs kitchen cabinet refacing products utilized in kitchen remodeling, directly to consumers in 23 markets, primarily markets in which the Company did not operate.

    On April 25, 1996, the stockholders of the Company and Facelifters approved the merger ("Facelifters Merger") and Facelifters became a direct, wholly-owned subsidiary of AMRE. Each outstanding share of common stock of Facelifters, $.01 par value per share (the "Facelifters Common Stock"), was converted into one share of AMRE Common Stock. Based on the number of shares of Facelifters Common Stock outstanding upon consummation of the Facelifters Merger, approximately 3,578,439 shares of AMRE Common Stock will be issued to holders of Facelifters Common Stock. In addition, AMRE will reserve approximately 368,255 shares of AMRE Common Stock for issuance upon the exercise of outstanding options to acquire Facelifters Common Stock.

    The merger will be accounted for as a pooling of interests, however, the accompanying unaudited consolidated financial statements do not give retroactive effect to this transaction since it was not completed until after the current reporting period ended March 31, 1996. The supplemental unaudited pro forma combined results of operations are as follows:

               UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS

    The unaudited pro forma combined results of operations are based on the unaudited consolidated financial statements of the Company for the quarterly periods ended March 31, 1996 and April 2, 1995 and the unaudited consolidated financial statements of Facelifters for the quarterly periods ended March 31, 1996 and 1995. The unaudited pro forma combined results of operations reflect the effect of the pro forma combining adjustments described below.

    The Company and Facelifters incurred nonrecurring charges to operations currently estimated at approximately $1.5 million for certain costs associated with combining the operations of the two companies. The estimated charges of $1.5 million are reflected in the unaudited pro forma combined results of operations. This preliminary estimate is subject to change based upon additional information.

    Weighted average shares outstanding reflect the issuance of one share of AMRE Common Stock for each share of Facelifters Common Stock. The AMRE Senior Convertible Redeemable Preferred Stock was not considered a common stock equivalent for any of the periods presented.

               UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                      QUARTER ENDED
                                                            ---------------------------------
                                                            MARCH 31, 1996      APRIL 2, 1995
                                                            --------------      -------------
Contract revenues:

AMRE  . . . . . . . . . . . . . . . . . . . . . .            $     45,602        $     60,885

Facelifters . . . . . . . . . . . . . . . . . . .                  10,360              10,667
                                                             ------------        ------------
Combined  . . . . . . . . . . . . . . . . . . . .            $     55,962        $     71,552
                                                             ------------        ------------
Net loss:

AMRE  . . . . . . . . . . . . . . . . . . . . . .            $    (14,655)       $     (3,895)

Facelifters . . . . . . . . . . . . . . . . . . .                  (2,751)               (163)
                                                             ------------        ------------
Combined  . . . . . . . . . . . . . . . . . . . .            $    (17,406)       $     (4,058)
                                                             ------------        ------------
Loss per share:

AMRE  . . . . . . . . . . . . . . . . . . . . . .            $      (1.06)       $       (.29)

Facelifters . . . . . . . . . . . . . . . . . . .                    (.79)               (.05)

Combined  . . . . . . . . . . . . . . . . . . . .            $      (1.01)       $       (.25)
                                                             ============        ============

NOTE 6 - PENDING MERGER

    On December 30, 1995, the Company and Congressional Construction Corporation ("Congressional") entered into an agreement whereby a newly formed subsidiary of the Company shall be merged with and into Congressional. The merger is expected to be accounted for as a pooling of interests.
Congressional markets, sells, furnishes and installs home improvement products, including siding, fencing, wooden decks, replacement vinyl windows, roofing and patio enclosures directly to consumers in certain markets, primarily markets in which the Company does not currently operate. The merger is expected to be consummated in the Company's second quarter of 1996. In connection with the merger, approximately 900,000 shares will be issued to the existing stockholders of Congressional, and Congressional shall become a wholly- owned subsidiary of the Company.

     Beginning in January, 1996, Congressional and the Company have entered into a sublicense agreement pursuant to which the Company has granted to Congressional, under the terms of the Century 21 License Agreement, the right to market and sell and install certain home improvement products in specified markets under the name CENTURY 21 Home Improvements. The sublicense agreement provides for sublicense fees equal to the greater of 8% of the sublicense contract revenues subject to certain rebates and certain guaranteed minimums.

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

    To assist in understanding the Company's operating results, the following table indicates the percentage relationship of various income and expense items included in the Statement of Operations for the quarterly periods ended March 31, 1996 and April 2, 1995.

                                                        PERCENTAGE OF CONTRACT REVENUES

                                                                QUARTERS ENDED
                                                        -------------------------------
                                                        MARCH 31,              APRIL 2,
                                                          1996                  1995
                                                        ---------              --------
Contract revenues . . . . . . . . . . .                  100.0%                100.0%

Contract costs  . . . . . . . . . . . .                   34.7                  33.7
                                                         -----                 -----
Gross profit  . . . . . . . . . . . . .                   65.3                  66.3
                                                         -----                 -----
Branch operating expenses . . . . . . .                   11.3                   7.9

Marketing expenses  . . . . . . . . . .                   44.9                  29.5

Selling expenses  . . . . . . . . . . .                   23.2                  19.8

License fees  . . . . . . . . . . . . .                    7.7                  11.9

General and administrative expenses . .                   10.9                   8.2
                                                         -----                 -----
Loss from operations. . . . . . . . . .                  (32.7)                (11.0)

Other income and expense, net . . . . .                     .6                    .6
                                                         -----                 -----
Loss before income taxes  . . . . . . .                  (32.1)                (10.4)

Income taxes  . . . . . . . . . . . . .                   --                    (4.0)
                                                         -----                 -----
Net loss  . . . . . . . . . . . . . . .                  (32.1)%                (6.4)%
                                                         =====                 =====

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED WITH THE QUARTER ENDED APRIL 2, 1995

    On October 17, 1995, the Company, TM Acquisition Corporation and Century 21 Real Estate Corporation, subsidiaries of HFS Incorporated, entered into an agreement, effective January 1, 1996, pursuant to which the Company was granted an exclusive 20-year license to operate under the name CENTURY 21 Home Improvements in the marketing, sale, and installation of certain home improvement products in the United States, Canada, and Mexico. The Company also has the right to grant sublicenses under the agreement. The Company did not renew its license agreement with Sears, Roebuck and Co. when it expired on December 31, 1995.

    The Company made the decision to not renew the Sears License Agreement and to enter into the Century 21 License Agreement believing that the latter provides better opportunities for growth and profitability, including access to additional geographic markets, a greater array of home improvement products and the ability to grant sublicenses as well as the use of the CENTURY 21 Home Improvements name.

    Although the CENTURY 21 Home Improvements name was not used in the home improvement industry prior to 1996, the Company's management believes the name will also be well recognized. The advertising response rates improved during the quarter and while it is too soon to draw any conclusions, the early results have been consistent with the Company's expectations. However, there can be no assurance that revenues under the CENTURY 21 Home Improvements name will be similar to or greater than those under the Sears brand name. If the CENTURY 21 Home Improvements name does not result in advertising response rates and sales rates equal to or better than those experienced under the Sears brand name, it will likely have an adverse effect on the business, operating results and financial condition of the Company. In addition, there is no way to estimate the time required to build brand awareness of the CENTURY 21 Home Improvements name in order to receive advertising response rates similar to those under the Sears brand name.

   While the Sears License Agreement was in effect in 1995, the Company received approximately 20% of its leads through Company employees working in the Sears retail stores (in-store leads). This lead source will have to be replaced under the Century 21 License Agreement, and to this end the Company opened in the first quarter of 1996 approximately 100 free standing kiosks in major shopping malls across the country and increased its presence at home shows. The Company also substantially increased its reliance on telemarketing as a lead source and opened two outbound telemarketing centers in December 1995, and January 1996, in order to accomplish this objective. In addition, the Company is working with Century 21 to develop a program of lead referrals from the Century 21 real estate broker network.

    Pursuant to the Sears License Agreement, the Company was required to deliver to Sears in January 1996, all of the leads it generated under the Sears name through December 31, 1995. Thus, in January 1996, the Company had to quickly generate as many leads as possible and had to do so without in-store leads, a major 1995 lead source. The new outbound telemarketing centers, the in-mall program and the Century 21 lead referral program will not produce any significant amount of cost-effective leads for several months. Therefore, lead generation in early 1996 emphasized quick response media, such as television and radio, as well as telemarketing leads purchased from a third party vendor, which increased lead generation costs and resulted in fewer leads at higher costs.

    In addition to the above factors, the significant increase in the mix of telemarketing leads, the new lead generation programs, and adverse weather across much of the country all reduced the number of appointments which actually resulted from the leads obtained. The dollar amount of sales orders declined approximately 45% from the prior year period due to fewer appointments as well as lower sales closing rates. Management believes the lower sales closing rates reflect a short term impact resulting from an increased mix of leads generated from general broadcast media which do not permit precise customer targeting, as well as higher customer financing application reject rates. As a result of the lower amount of sales orders, contract revenues declined from $60,885,000 in the prior year period to $45,602,000 in the current year period. The decline in contract revenues of 25% was less than that of sales orders due to the availability of the production backlog at the beginning of the current period. However, the production backlog at March 31, 1996 was approximately $15 million, about 42% below the same period last year.

    Gross profit margin as a percentage of contract revenues declined from 66.3% in the prior year period to 65.3% in the current year. Nearly half of the jobs installed in the current year period were sold late in 1995 when, in order to maximize the remaining available leads, the Company tended to discount its selling prices. The Company also discounted heavily in launching the CENTURY 21 Home Improvements brand name throughout most of the current year period. While management is reviewing opportunities for improving margins, it is not anticipated that margin increases will be realized in the second quarter of 1996.

    Branch operating expenses increased from 7.9% of contract revenues in the prior year period to 11.3% in 1996. Branch operating expenses are primarily fixed costs, and as such, increased in percentage terms largely due to lower contract revenues. Branch operating expenses increased in dollar terms approximately $371,000 from the prior year period due mainly to increased staffing.

    Marketing expense increased from $17,958,000 or 29.5% of contract revenues to $20,463,000 or 44.9% of contract revenues. The increase in marketing expenses principally reflects the transition to the CENTURY 21 Home Improvements brand name. In the Company's normal operating cycle, advertising expenses can precede the securing of sales orders by up to two months, and precede completion of installations by up to four months, depending upon the responsiveness of the advertising media selected and the production cycle time of the product. As discussed above, the Company concentrated its advertising efforts in quick response media, such as television and radio, as well as telemarketing leads purchased from a third party vendor, all of which are higher cost media as compared to the Company's other lead generation sources. Additionally, the in-mall kiosk program and the two telemarketing call centers increased marketing expenditures during the period but were not expected to generate a significant lead flow during their start-up phase.

   Selling expenses increased to 23.2% of contract revenues as compared to 19.8% in the prior year period. Sales compensation, excluding management salaries, increased from 11.9% to 12.9% of contract revenues due to changes in the Company's commission and sales incentive compensation plans designed to retain the Company's sales force during the brand transition. Other selling expenses, primarily composed of sales manager salaries and training, insurance costs, recruiting and travel, increased from 7.9% of contract revenues in the prior year period to 10.3% in the current year. Other selling expenses are primarily fixed in nature and as such, increased in percentage terms largely due to lower contract revenues.

    License fees decreased to 7.7% of contract revenues as compared to 11.9% in the same period last year. The decrease in percentage terms reflects the lower license fee rate under the Century 21 License Agreement. As noted above, nearly half of the jobs installed in the current year period were sold late in 1995 under the Sears License Agreement which had a 12% license fee. Contract revenues generated under the Sears License Agreement are expected to be relatively insignificant in the second quarter.

    General and administrative expenses increased from 8.2% of contract revenues in the prior year to 10.9% in the current year. In the 1995 period, general and administrative expenses included a $550,000 charge associated with a separation agreement between the Company and it's former President and Chief Executive Officer. In 1996, the Company incurred increases in bad debt and legal expenses as compared to the prior year and therefore in the aggregate, the dollar amount of general and administrative expenses was unchanged from the prior year period.

    The Company had recorded a 100% valuation allowance at December 31, 1995 to reflect the uncertainties associated with the ultimate realization of its deferred tax asset. Management periodically reviews the expected realization of the deferred tax asset and makes adjustments to the valuation allowance, as appropriate, when existing conditions change the probability of ultimate realization. Until the Century 21 License Agreement is in operation for a period of time, there is no historical or objective evidence to determine its impact on future taxable income.

Therefore, based on the existing objective evidence, management believes it is more likely than not that the Company will be unable to generate sufficient taxable income to utilize the deferred tax asset. No tax benefit has been provided for the pre-tax loss of the current period ended March 31, 1996.

    Although the Company was unable to achieve a satisfactory level of appointments or sales closing rates in its first quarter, both the number of appointments and the sales closing rates improved in each monthly period of the quarter and management expects this improvement to continue in the second quarter. However, sales staffing levels must be ramped up substantially for the expected higher appointment levels and this may require much of the second quarter period to achieve optimum levels. In addition, while each of the in-mall and Century 21 referral programs and the new outbound telemarketing centers generated leads in the first quarter, it will require more time before each of these sources is generating sufficient quantities of cost-effective leads. Consequently, the marketing cost per appointment will likely remain high in the second quarter of 1996 as compared to the prior year period.

    As a result of these factors, and considering the low level of backlog at March 31, 1996, the Company expects a significant decline in contract revenues in the second quarter period of 1996 as compared to the prior year period, and expects to incur a loss from operations. Furthermore, because of the uncertainties associated with the time and cost to build awareness of the CENTURY 21 Home Improvements name, the Company's ability to generate significant amounts of cost- effective leads and the integration of the Facelifters Home Systems, Inc. and Congressional Construction Corporation operations due to the mergers, it is not possible to estimate when the Company will return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its liquidity needs with internally generated funds. Net cash used in operations in the first quarter period ended March 31, 1996 was $11,494,000 principally due to the operating loss. The Company received proceeds of approximately $2,978,000 from the issuance of common stock principally from the exercise of stock options. Capital expenditures totaled $938,000 and consisted primarily of in-mall kiosk units. In the aggregate, cash and marketable securities totaled approximately $10,216,000 at March 31, 1996.

    The promising early results of the in-mall kiosk program and the new outbound telemarketing centers has prompted the Company to plan the opening of additional in-mall locations and an additional outbound telemarketing center. The additional telemarketing center and another 100 in-mall kiosks would require capital expenditures of approximately $2,000,000.

    The Company expects it will utilize significant amounts of cash in 1996 to complete its transition to the CENTURY 21 Home Improvements name, including investments to expand the in-mall kiosk program and for a new outbound telemarketing center, as well as in the integration of the companies resulting from the mergers. Accordingly, on April 30, 1996, the Company completed a private placement with institutional investors pursuant to which the Company issued 800,500 shares of AMRE common stock. The Company received approximately $12 million of net proceeds after transaction expenses.

SEASONALITY

    Generally, because of the holiday season and weather conditions, the Company's revenues and net income decline during the cold weather months (especially in the first quarter). The following table sets forth the Company's unaudited quarterly financial information:

                                                                         QUARTER ENDED
                                                 -----------------------------------------------------------------
                                                 April 2,        July 2,        October 1,            DECEMBER 31,
                                                 --------        -------        ----------            ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1995

Contract revenues . . . . . . . . . . . . . .   $ 60,885        $  73,737        $   76,993            $   59,722

Gross profit  . . . . . . . . . . . . . . . .     40,360           50,026            52,745                39,755

Nonrecurring charges  . . . . . . . . . . . .      --               --                --                   11,000

Operating income (loss) . . . . . . . . . . .     (6,695)          (2,708)              947               (17,280)

Net income (loss) . . . . . . . . . . . . . .   $ (3,895)       $  (2,063)       $      944            $  (17,371)

Net income (loss) per share . . . . . . . . .   $   (.29)       $    (.16)       $      .07            $    (1.33)


                                                March 31,
YEAR ENDED DECEMBER 31, 1996                   ----------

Contract revenues . . . . . . . . . . . . .    $   45,602

Gross profit  . . . . . . . . . . . . . . .        29,797

Operating loss  . . . . . . . . . . . . . .       (14,920)

Net loss  . . . . . . . . . . . . . . . . .    $  (14,655)

Net loss per share  . . . . . . . . . . . .    $    (1.06)

___________________

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    Reference is made to Note 2 of Notes to Consolidated Financial Statements herein for a discussion of legal proceedings.

ITEM 5.  OTHER INFORMATION

    Effective May 2, 1996, the Company entered into an amendment to the agreement it has with a financial institution which makes financing available to the Company's customers. The amendment is intended to increase the minimum acceptance rate of customer credit applications based on specified criteria using a sliding scale, in exchange for the Company receiving proceeds for each contract which have been reduced by a discount tied to the same sliding scale. Had the amendment been in effect during the first quarter of 1996, the Company would have received proceeds reduced by a discount of 5.45% of every contract funded by the financial institution and the acceptance rate of customer credit applications would have increased from approximately 60% to approximately 80%.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:


                       NUMBER AND DESCRIPTION OF EXHIBIT
                       ---------------------------------

  10.42 First Amendment to Amended and Restated Merchant Agreement between Household Bank (Nevada) N.A. and AMRE effective as of May 2, 1996.

  11. Calculations of weighted average common shares outstanding for the quarterly periods ended March 31, 1996 and April 2, 1995.

  27.    Financial Data Schedule.

__________________________



(B) REPORTS ON FORM 8-K: No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMRE, Inc.



DATE:  May 13, 1996                   /s/   John S. Vanecko
                                      ----------------------------------
                                      John S. Vanecko
                                      Vice President and Chief Financial Officer
                                      (Principal financial officer and
                                      duly authorized officer of registrant)

                                EXHIBIT INDEX


EXHIBIT
NUMBER                 NUMBER AND DESCRIPTION OF EXHIBIT
- -------                ---------------------------------
 10.42     First Amendment to Amended and Restated Merchant Agreement between
           Household Bank (Nevada) N.A. and AMRE effective as of May 2, 1996.

 11. Calculations of weighted average common shares outstanding for the quarterly periods ended March 31, 1996 and April 2, 1995.

 27.       Financial Data Schedule.