Form 10-Q
period 1996-06-30
AMRE INC
filed 1996-08-12
CIK 809572

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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



                         Yes    X            No
                              -------          -------

    As of July 28, 1996, there were 19,749,758 shares of the registrant's stock, $.01 par value, outstanding.





================================================================================

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                                        PAGE NO.
                                                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

         Consolidated Balance Sheet - June 30, 1996 and December 31, 1995   . . . . . . . . . . . .       1

         Consolidated Statement of Operations - Quarterly periods ended June 30, 1996
            and July 2, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

         Consolidated Statement of Operations - Six month periods ended June 30, 1996
            and July 2, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

         Consolidated Statement of Cash Flows - Six month periods ended June 30, 1996
            and July 2, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

         Consolidated Statement of Changes in Stockholders' Equity - Six-month period
            ended June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .       6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10



                                               PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS  . . . . . . . . . . . . . . . . . . .       16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

- -------------


Note: Items 2, 3 and 5 of Part II are omitted because they are not applicable.

ITEM 1.  FINANCIAL STATEMENTS
                                   AMRE, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    ASSETS

                                                                           JUNE 30,             DECEMBER 31,
                                                                             1996                   1995
                                                                        --------------          ------------
Current assets:

  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $       11,269          $     13,177
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . .            3,504                 9,523

  Accounts receivable -
    Trade, net of allowance for doubtful accounts of $918 and $891  .            9,392                 8,806
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              568                   913
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .               24                 3,987
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,908                 7,370
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .            3,346                 3,983
                                                                        --------------          ------------
        Total current assets  . . . . . . . . . . . . . . . . . . . .           34,011                47,759
Property, plant and equipment, net  . . . . . . . . . . . . . . . . .            9,174                 9,291
Goodwill, less accumulated amortization of $2,334 and $2,164  . . . .            9,123                 9,768
Notes receivable - related parties  . . . . . . . . . . . . . . . . .            --                      469
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,544                 1,499
                                                                        --------------          ------------
                                                                        $       53,852          $     68,786
                                                                        ==============          ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .   $       21,589          $     16,516
  Wages, commissions and bonuses  . . . . . . . . . . . . . . . . . .            5,592                 5,698
  Accrued workers' compensation . . . . . . . . . . . . . . . . . . .            2,073                 2,076
  Current portion - long-term debt and capital lease obligations  . .            1,528                 2,283
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . .           16,820                20,678
        Total current liabilities . . . . . . . . . . . . . . . . . .           47,602                47,251
                                                                        --------------          ------------
Long-term debt and capital lease obligations  . . . . . . . . . . . .            5,762                 6,120
                                                                        --------------          ------------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . .           53,364                53,371
                                                                        --------------          ------------
Commitments and contingencies
Senior Convertible Redeemable Preferred Stock - $.10 par value;
    300,000 shares issued and outstanding, liquidation
        value of $10 per share  . . . . . . . . . . . . . . . . . . .            3,121                 3,000

Stockholders' equity:
  Preferred stock - $.10 par value, 1,000,000 shares
    authorized; 300,000 Senior Convertible shares outstanding . . . .            --                    --
  Common stock - $.01 par value, 40,000,000 shares
    authorized, 20,114,554 and 18,872,039 shares issued; 19,502,356
    and 17,649,841 shares outstanding . . . . . . . . . . . . . . . .              201                   189
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .           44,925                34,293
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . .          (37,500)               (6,446)
                                                                        --------------          ------------
                                                                                 7,626                28,036
  Less:  Treasury stock, at cost (612,198 and 1,222,198 shares) . . .           (5,160)              (10,301)
           Unearned ESOP compensation . . . . . . . . . . . . . . . .           (5,099)               (5,320)
                                                                        --------------          ------------
        Total stockholders' equity  . . . . . . . . . . . . . . . . .           (2,633)               12,415
                                                                        --------------          ------------
                                                                        $       53,852          $     68,786
                                                                        ==============          ============


    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                    QUARTER ENDED
                                                                        ------------------------------------
                                                                         JUNE 30, 1996          JULY 2, 1995
                                                                        --------------          ------------
Contract revenues . . . . . . . . . . . . . . . . . . . . . . . . .     $     62,875           $      90,209
Contract costs  . . . . . . . . . . . . . . . . . . . . . . . . . .           23,231                  29,698
                                                                        ------------            ------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .           39,644                  60,511
                                                                        ------------            ------------
Branch operating expenses . . . . . . . . . . . . . . . . . . . . .            6,225                   5,999
Marketing expenses  . . . . . . . . . . . . . . . . . . . . . . . .           21,309                  22,874
Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           12,753                  16,067
License and finance fees  . . . . . . . . . . . . . . . . . . . . .            4,073                  10,714
General and administrative expenses . . . . . . . . . . . . . . . .            7,721                   7,459
                                                                        ------------            ------------
                                                                              52,081                  63,113
                                                                        ------------            ------------
Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . .          (12,437)                 (2,602)
Investment income . . . . . . . . . . . . . . . . . . . . . . . . .              184                     444
Other income (expense), net . . . . . . . . . . . . . . . . . . . .              209                     124
                                                                        ------------            ------------
Loss before income taxes  . . . . . . . . . . . . . . . . . . . . .          (12,044)                 (2,034)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .               50                    (197)
                                                                        ------------            ------------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (12,094)          $      (1,837)
                                                                        ============           =============
Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . .     $       (.63)          $        (.11)
                                                                        ============           =============
Cash dividends declared per share . . . . . . . . . . . . . . . . .     $      --              $         .03
                                                                        ============           =============
Weighted average shares outstanding . . . . . . . . . . . . . . . .           19,214                  17,128
                                                                        ============           =============





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                               SIX MONTH PERIODS ENDED
                                                                      --------------------------------------
                                                                         JUNE 30, 1996          JULY 2, 1995
                                                                      --------------         ---------------
Contract revenues . . . . . . . . . . . . . . . . . . . . . . . . .   $      121,476         $       165,040
Contract costs  . . . . . . . . . . . . . . . . . . . . . . . . . .           44,616                  55,765
                                                                      --------------         ---------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .           76,860                 109,275
                                                                      --------------         ---------------
Branch operating expenses . . . . . . . . . . . . . . . . . . . . .           12,162                  11,588
Marketing expenses  . . . . . . . . . . . . . . . . . . . . . . . .           45,188                  43,838
Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           25,644                  30,362
License and finance fees  . . . . . . . . . . . . . . . . . . . . .            8,603                  19,582
General and administrative expenses . . . . . . . . . . . . . . . .           14,215                  13,574
Non-recurring charges . . . . . . . . . . . . . . . . . . . . . . .            2,500                   --
                                                                      --------------         ---------------
                                                                             108,312                 118,944
                                                                      --------------         ---------------
Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . .          (31,452)                 (9,669)
Investment income . . . . . . . . . . . . . . . . . . . . . . . . .              471                     736
Other income (expense), net . . . . . . . . . . . . . . . . . . . .               (5)                    (53)
                                                                      --------------         ---------------
Loss before income taxes  . . . . . . . . . . . . . . . . . . . . .          (30,986)                 (8,986)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .               50                  (2,634)
                                                                      --------------         ---------------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      (31,036)        $        (6,352)
                                                                      ==============         ===============
Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . .   $        (1.67)        $          (.37)
                                                                      ==============         ===============
Cash dividends declared per share . . . . . . . . . . . . . . . . .   $        --            $           .05
                                                                      ==============         ===============
Weighted average shares outstanding . . . . . . . . . . . . . . . .           18,663                  17,118
                                                                      ==============         ===============





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            SIX-MONTH PERIODS ENDED
                                                                      ------------------------------------
                                                                      JUNE 30, 1996           JULY 2, 1995
                                                                      -------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (31,036)           $     (6,352)
                                                                      ------------            ------------
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .               50                  (2,634)
  Depreciation and amortization . . . . . . . . . . . . . . . . .            1,635                   1,506
  Provision for doubtful accounts . . . . . . . . . . . . . . . .              642                    (186)
  Other non-cash items  . . . . . . . . . . . . . . . . . . . . .            1,314                     305
  Cash receipts of (payments for) income taxes  . . . . . . . . .            3,957                    (246)
  Changes in assets and liabilities:
    Accounts receivable and other . . . . . . . . . . . . . . . .             (883)                 (4,046)
    Inventory . . . . . . . . . . . . . . . . . . . . . . . . . .            1,462                    (468)
    Prepaid expenses and other assets . . . . . . . . . . . . . .              207                  (2,815)
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .            5,073                  (1,892)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .           (4,011)                  6,086
                                                                      ------------            ------------
        Total adjustments . . . . . . . . . . . . . . . . . . . .            9,446                  (4,390)
                                                                      ------------            ------------
Net cash used in operating activities . . . . . . . . . . . . . .          (21,590)                (10,742)
                                                                      ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities . . . . . . . . . . . . . . . . .           13,309                  24,025
  Purchase of marketable securities . . . . . . . . . . . . . . .           (7,328)                (15,795)
  Notes receivable  . . . . . . . . . . . . . . . . . . . . . . .              469                     137
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . .           (1,701)                 (1,836)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              236                   --
                                                                      ------------            ------------
Net cash provided by investing activities . . . . . . . . . . . .            4,985                   6,531
                                                                      ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable . . . . . . . . . . . . . . . . . .              100                     521
  Payments on long-term debt  . . . . . . . . . . . . . . . . . .           (1,292)                   (280)
  Issuance of common stock  . . . . . . . . . . . . . . . . . . .           15,907                      81
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .              (18)                   (805)
                                                                      ------------            ------------
Net cash provided by (used in) financing activities . . . . . . .           14,697                    (483)
                                                                      ------------            ------------
Net change in cash and cash equivalents . . . . . . . . . . . . .           (1,908)                 (4,694)
Cash and cash equivalents at beginning of period  . . . . . . . .           13,177                   9,344
                                                                      ------------            ------------
Cash and cash equivalents at end of period  . . . . . . . . . . .     $     11,269            $      4,650
                                                                      ============            ============





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  AMRE, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)
                                (IN THOUSANDS)



                                      COMMON STOCK         ADDITIONAL                    UNEARNED            TREASURY STOCK
                                   ------------------       PAID-IN      RETAINED           ESOP         -------------------
                                   SHARES      AMOUNT       CAPITAL      DEFICIT       COMPENSATION      SHARES       AMOUNT
                                   ------      ------       -------      -------       ------------      ------       ------
Balance, December 31, 1995  .       18,872        $ 189     $ 34,293    $ ( 6,446)         $ (5,320)      (1,222)   $ (10,301)

Net loss  . . . . . . . . . .        --           --            --        (31,036)             --           --           --

Preferred stock dividends . .        --           --            (121)        --                --           --           --

Common stock dividends  . . .        --           --            --            (18)             --           --           --

Issuance  of stock  . . . . .          839            8       12,029         --                --           --           --

Exercise of options . . . . .          404            4       (1,276)        --                --            610        5,141

Compensation expense for

  ESOP shares released  . . .        --           --            --           --                 221         --           --
                                    ------        -----     --------    ---------          --------         ----     --------
Balance, June 30, 1996  . . .       20,115        $ 201     $ 44,925    $ (37,500)         $ (5,099)        (612)    $ (5,160)
                                    ======        =====     ========    =========          ========         ====     ========

                                   AMRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE 1 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    Basis of presentation - The accompanying interim consolidated financial statements of AMRE, Inc. (the "Company" or "AMRE") and its subsidiaries, American Remodeling, Inc., Facelifters Home Systems, Inc., Congressional Construction Corporation and Century 21 Home Improvements, Inc. as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and July 2, 1995 are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   On April 25, 1996, the Company consummated a merger with Facelifters Home Systems, Inc. ("Facelifters"). The merger is accounted for as a pooling of interests. The accompanying unaudited consolidated financial statements give retroactive effect to this transaction.

   On May 28, 1996, the Company consummated a merger with Congressional Construction Corporation ("Congressional"). The merger is accounted for as a pooling of interests. The accompanying unaudited consolidated financial statements give retroactive effect to this transaction.

    Fiscal period - The Company's quarterly periods end on the Sunday nearest to the last day in the calendar quarter except at year end which is December 31.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

    Litigation - AMRE has been named as a defendant in a proceeding filed on February 29, 1996 in the Superior Court of California by a party who claims ownership of a registered service mark and trade name styled "21st Century Home Improvement." AMRE has been advised by Century 21 Real Estate Corporation (CENTURY 21), the owner of the CENTURY 21(R) Home Improvements(SM) name, that the action has been moved from state court to federal court. The plaintiff alleges, among other things, that the CENTURY 21 Home Improvements name is an infringement of the plaintiff's trade name and registered mark and constitutes an unfair business practice. The plaintiff seeks a preliminary and permanent injunction enjoining AMRE from operating under the CENTURY 21 Home Improvements name, general damages according to proof, all profits realized by AMRE from operating under the CENTURY 21 Home Improvements name in California and costs and attorneys' fees.

    AMRE has been advised by CENTURY 21 that it gave notice to counsel for the owner of the "21st Century Home Improvement" mark that the latter mark infringed on CENTURY 21's federally registered mark. AMRE has further been advised by CENTURY 21 that : (i) it is its policy and practice to vigorously defend its trade name, (ii) CENTURY 21 has successfully litigated in the past to protect its trade name and federally registered mark, and (iii) it has obtained a number of judgements against such entities which had used "21st CENTURY" or marks containing the word "CENTURY" in connection with remodeling or home construction services. In addition, CENTURY 21 has advised AMRE that CENTURY 21's federal registration predates the use of the "21st Century Home Improvement" mark, and for the above-listed reasons, AMRE believes at this time that it is legally entitled to use the CENTURY 21 Home Improvements name in California.

    The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which is believed to be material to the financial position of the Company.

    Credit Agreement - AMRE has an agreement with a financial institution which makes financing available to its customers. The agreement provides the financial institution with a right of first refusal on substantially all of AMRE's customer credit applications and provides AMRE with a minimum acceptance rate of customer credit applications based on specified criteria. AMRE's risk under the agreement is limited to its normal warranties and representations regarding materials and workmanship. AMRE has experienced lower customer credit ratings in the first half of 1996, resulting in higher sales credit rejects than in prior years and lower net sales closing rates. On May 8, 1996, the agreement was amended to provide for (i) an increased minimum acceptance rate regardless of the specified credit criteria and (ii) a fee to be paid by AMRE on every customer loan provided by the financial institution. The fee amount, which was set initially at 5.45 percent of the loan amount, is tied to the specified credit criteria and is subject to adjustment every six months.

    AMRE estimates that approximately 66 percent of its contract revenues are financed under this agreement. While the amendment is designed to provide increased revenue dollars, net of the fee, and therefore increased profitability, there can be no assurance that revenues will increase.

    Prior to 1995, the Company assumed some recourse liability, or credit risk in certain customer financing agreements, if customer defaults exceed specified levels. The Company has provided a reserve for estimated losses under the recourse liability. However, customer defaults may differ from the estimated amount and therefore the reserve may be adjusted in future periods.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

    The Company recorded non-cash items as follows:



                                                                      SIX-MONTH PERIODS ENDED
                                                                    ----------------------------
                                                                    JUNE 30,             JULY 2,
                                                                      1996                1995
                                                                    --------             -------
Amortization of investment premium and discounts  . . .                  39                 96

Compensation expense for ESOP shares released . . . . .                 221                215

Leaseholds and other assets written off . . . . . . . .                 990                 --

Other . . . . . . . . . . . . . . . . . . . . . . . . .                  64                 (6)
                                                                      -----                ---
                                                                      1,314                305
                                                                      =====                ===

NOTE 4 - NON-RECURRING CHARGES

    AMRE incurred a non-recurring charge to operations of approximately $2.5 million during the first quarter of 1996 to reflect costs associated with the mergers, and the integration of Facelifters and Congressional. This estimate is subject to change based upon additional information.

NOTE 5 - INCOME TAXES

    The Company has recorded a valuation allowance to reflect the uncertainties associated with the ultimate realization of its deferred tax asset. Management periodically reviews the expected realization of the deferred tax asset and makes adjustments to the valuation allowance, as appropriate, when existing conditions change the probability of ultimate realization. The Company established a valuation allowance of $6.4 million at December 31, 1995 which equaled 100% of its deferred tax asset.

    Management's evaluation as to the realizability of the deferred tax asset took into consideration available evidence, both positive and negative, regarding ultimate realization. Negative evidence considered by management included (1) a significant loss in 1995, (2) operating losses in two of the last three years, (3) the expected decline in revenues in 1996, (4) the uncertainties associated with the time and cost to build awareness of the CENTURY 21 Home Improvements name and generate significant amounts of cost-effective leads and the process of integrating the companies when the mergers were consummated made it difficult to estimate when the Company would return to profitability and (5) costs relating to the brand transition and the mergers.

    Positive evidence considered by management included (1) a 3.0% license fee (subject to an $11.0 million minimum in 1996) to be paid for use of the CENTURY 21 Home Improvements name as compared to a 12.0% license fee paid to Sears in 1995 and (2) expanded geographic and product opportunities under the Century 21 License Agreement.

    Until the Century 21 License Agreement is in operation for a period of time, there is no historical or objective evidence to determine its impact on future taxable income. Therefore, based on the existing objective evidence, management believes it is more likely than not that the Company will be unable to generate sufficient taxable income to utilize the deferred tax asset and that a reserve should be provided for the entire deferred tax asset. No tax benefit has been provided for the pre-tax loss of the current period ended June 30, 1996. Management will review the valuation allowance in the future as the results and impact of the CENTURY 21 Home Improvements license arrangement are known.

NOTE 6 - CAPITALIZATION

    Revolving credit facility - At June 30, 1996, no loans had been made under the credit facility.

    Senior Convertible Redeemable Preferred Stock - At June 30, 1996, $121,000 of dividends have been accrued on the Senior Convertible Redeemable Preferred Stock.

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

NOTE 7 - MERGERS WITH FACELIFTERS AND CONGRESSIONAL

    On October 31, 1995, the Company and Facelifters entered into an agreement whereby a newly formed subsidiary of the Company would be merged with and into Facelifters. Facelifters designs, manufactures, markets, sells and installs kitchen cabinet refacing products utilized in kitchen remodeling, directly to consumers in 23 markets, primarily markets in which the Company did not operate.

    On April 25, 1996, the stockholders of the Company and Facelifters approved the merger ("Facelifters Merger") and Facelifters became a direct, wholly-owned subsidiary of AMRE. Each outstanding share of common stock of Facelifters, $.01 par value per share (the "Facelifters Common Stock"), was converted into one share of AMRE Common Stock. Based on the number of shares of Facelifters Common Stock outstanding upon consummation of the Facelifters Merger, approximately 3,578,439 shares of AMRE Common Stock were issued to holders of Facelifters Common Stock. In addition, AMRE reserved approximately 368,255 shares of AMRE Common Stock for issuance upon the exercise of outstanding options to acquire Facelifters Common Stock.

    On December 30, 1995, the Company and Congressional entered into an agreement whereby a newly formed subsidiary of the Company would be merged with and into Congressional. Congressional markets, sells, furnishes and installs home improvement products, including siding, fencing, wooden decks, replacement vinyl windows, roofing and patio enclosures directly to consumers in certain markets, primarily markets in which the Company does not currently operate. In connection with the merger, which was consummated on May 28, 1996, 899,998 shares were issued to the existing stockholders of Congressional.

    Combined and separate results of the Company, Congressional and Facelifters for the periods presented are as follows:

                                  THREE-MONTH PERIODS ENDED                   SIX-MONTH PERIODS ENDED
                           --------------------------------------    ---------------------------------------
                             JUNE 30, 1996          JULY 2, 1995        JUNE 30, 1996          JULY 2, 1995
                           ----------------       ---------------    -----------------       ---------------
Contract revenues:

AMRE  . . . . . . . . .    $         50,534       $        73,737    $          96,136       $       134,622
Congressional . . . . .               2,714                 4,765                5,353                 8,044
Facelifters . . . . . .               9,627                11,707               19,987                22,374
                           ----------------       ---------------    -----------------       ---------------
Combined  . . . . . . .    $         62,875       $        90,209    $         121,476       $       165,040
                           ----------------       ---------------    -----------------       ---------------
Net income (loss):
AMRE  . . . . . . . . .    $        (11,118)      $        (2,063)   $         (25,773)      $        (5,958)
Congressional . . . . .                (484)                 (116)              (1,020)                 (572)
Facelifters . . . . . .                (492)                  342               (4,243)                  178
                           ----------------       ---------------    -----------------       ---------------
Combined  . . . . . . .    $        (12,094)      $        (1,837)   $         (31,036)      $        (6,352)
                           ----------------       ---------------    -----------------       ---------------

Income (loss) per share:
AMRE  . . . . . . . . .    $           (.58)      $          (.12)   $           (1.38)      $          (.35)
Congressional . . . . .                (.02)                 (.01)                (.06)                 (.03)
Facelifters . . . . . .                (.03)                  .02                 (.23)                  .01
                           ----------------       ---------------    -----------------       ---------------
Combined  . . . . . . .    $           (.63)      $          (.11)   $           (1.67)      $          (.37)
                           ----------------       ---------------    -----------------       ---------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged through direct consumer marketing, in the in-home sale and installation of siding and related exterior home improvement products, kitchen cabinet refacing and custom countertops, replacement windows, and in certain of its territories, exterior coating, wooden decks, fencing, roofing and patio enclosures. The business of the Company is characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall expense of the Company.

    To assist in understanding the Company's operating results, the following table indicates the percentage relationship of various income and expense items included in the Statement of Operations for the three-month and six- month periods ended June 30, 1996 and July 2, 1995.


                                                           PERCENTAGE OF CONTRACT REVENUES
                                              ----------------------------------------------------------
                                              THREE-MONTH PERIODS ENDED         SIX-MONTH PERIODS ENDED
                                              -------------------------        -------------------------
                                                JUNE 30,        JULY 2,        JUNE 30,          JULY 2,
                                                  1996           1995            1996             1995
                                              ----------        -------        --------          -------
Contract revenues . . . . . . . . . . .           100.0%          100.0%          100.0%           100.0%
Contract costs  . . . . . . . . . . . .            36.9            32.9            36.7             33.8
                                                  -----           -----           -----            -----
Gross profit  . . . . . . . . . . . . .            63.1            67.1            63.3             66.2
                                                  -----           -----           -----            -----
Branch operating expenses . . . . . . .             9.9             6.7            10.0              7.0
Marketing expenses  . . . . . . . . . .            33.9            25.4            37.2             26.6
Selling expenses  . . . . . . . . . . .            20.3            17.8            21.1             18.4
License and finance fees  . . . . . . .             6.5            11.9             7.1             11.9
General and administrative expenses . .            12.3             8.2            11.7              8.2
Non-recurring charges . . . . . . . . .            --              --               2.1             --
Loss from operations  . . . . . . . . .           (19.8)           (2.9)          (25.9)            (5.9)
                                                  -----           -----           -----            -----
Other income and (expense), net . . . .              .6              .6              .4               .5
Loss before income taxes. . . . . . . .           (19.2)           (2.3)          (25.5)            (5.4)
                                                  -----           -----           -----            -----
Income taxes  . . . . . . . . . . . . .            --               .3              (.1)             1.5
                                                  -----           -----           -----            -----
Net loss  . . . . . . . . . . . . . . .           (19.2)%         (2.0)%          (25.6)%           (3.0)%
                                                  =====           =====           =====            =====

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED JUNE 30, 1996 COMPARED WITH THE SIX-MONTH PERIOD ENDED JULY 2, 1995

    On October 17, 1995, the Company, TM Acquisition Corporation and Century 21 Real Estate Corporation, subsidiaries of HFS Incorporated, entered into an agreement, effective January 1, 1996, pursuant to which the Company was granted an exclusive 20-year license to operate under the name CENTURY 21 Home Improvements in the marketing, sale, and installation of certain home improvement products in the United States, Canada, and Mexico. The Company also has the right to grant sublicenses under the agreement. The Company did not renew its license agreement with Sears, Roebuck and Co. ("Sears") when it expired on December 31, 1995.

    By switching from the Sears to the CENTURY 21 Home Improvements name, AMRE implemented a strategic decision to alter significantly the marketing and distribution focus of its existing home improvements operations as well as to expand into new product lines and geographical territories. The Company realized that the Sears brand name is widely accepted in the home improvement industry and has significant brand name appeal to a wide variety of customers. However, the Company believes that, over the long term, the CENTURY 21 Home Improvements name provides the Company with a better opportunity for growth and profitability, including access to additional geographic markets, a larger array of licensed products, the ability to expand through sublicensing, a significantly lower royalty obligation and a 20-year term, facilitating long-term planning. Although the benefits derived from the brand conversion are substantial, they are accompanied by marketing and operational risks, including those discussed below. While AMRE's successful conversion to the CENTURY 21 Home Improvements brand is not yet complete and remains subject to numerous risks and uncertainties, management is encouraged by the customer receptivity of the new brand and is optimistic about the Company's ultimate profitability.

    As discussed below, successfully developing the CENTURY 21 Home Improvements name entails numerous risks and challenges, including building consumer awareness of a new brand, developing a cost effective source of sales leads to replace those previously obtained through the Sears in-store program, adapting to new advertising media and consumer profiles unrelated to the Sears customer base, integrating the operations of Facelifters and Congressional and maintaining liquidity throughout the transition. Although AMRE's ultimate profitability remains management's uppermost objective, due to the complexity of the transitional and operational issues facing the Company, management's strategy in the short term is defined in terms of incremental gains, quarter-over-quarter, rather than in terms of profitability. Although management is confident that AMRE's business strategy will be successful over the long term, it is not possible to estimate when the Company will return to profitability in light of the transitional challenges and uncertainties which lie ahead.

    AMRE now conducts its advertising using the CENTURY 21 Home Improvements name. There is no way to estimate the time required to build brand awareness of the CENTURY 21 Home Improvement name. Although the CENTURY 21 Home Improvements name was not used in the home improvement industry before 1996, at which time AMRE began using the name, AMRE's management believes such brand name will also be well recognized; however, there can be no assurance that revenues under the CENTURY 21 Home Improvements name will be similar to or greater than those under the Sears brand name. If the CENTURY 21 Home Improvements name does not result in advertising response rates and sales rates equal to or better than those experienced under the Sears brand name, it will likely have an adverse effect on the business, operating results and financial condition of AMRE.

    Leads on potential customers are critically important to AMRE's business. Under the Sears brand name, AMRE generated approximately 20% of its leads through AMRE-staffed kiosks located inside of Sears stores and 80% of its leads through television, radio, direct mail, telemarketing and alternative media sources. AMRE's transition strategy is to replace its prior Sears in-store lead source with a multi-faceted field marketing program consisting of free standing kiosks located in malls across the country, increased AMRE presence in home shows and a cooperative referral program with the CENTURY 21 real estate broker network. AMRE opened approximately 130 mall kiosks during the first half of 1996 and plans to open 80 additional mall kiosks during the second half, although the leads are not yet as cost-effective as those previously obtained under the Sears program.

    In addition to the mall kiosks, AMRE announced two new lead generation programs in July, 1996 which will be implemented during the second half of the year. The Company announced an agreement with Montgomery Ward & Co., Inc. to operate branded kiosks in approximately 95 Montgomery Ward stores and to market its products and services to all Montgomery Wards' charge card holders and other Montgomery Ward mailing and marketing lists. AMRE also began installing kiosks in the eight Six Flags Theme Parks located across the country.

    AMRE's marketing strategy also includes substantially increasing its reliance on telemarketing as a lead source and AMRE has opened two outbound telemarketing centers during the brand transition in order to accomplish this objective. While management is optimistic about the success of AMRE's new marketing strategy, there can be no assurances that AMRE's new lead sources will produce a quantity and quality of leads comparable to that produced under the Sears name at an equivalent per-lead cost, and the failure to obtain a sufficient number of quality, cost-effective leads could have a material adverse impact on AMRE's operations and financial condition.

    Among the challenges in switching from the Sears to the CENTURY 21 Home Improvements name, the Company was required to deliver to Sears in January 1996, all of the leads it generated under the Sears name through December 31, 1995. Thus, in January 1996, the Company had to quickly generate as many leads as possible and had to do so without in-store leads, a major 1995 lead source. Since the new outbound telemarketing centers, the in-mall program and the Century 21 lead referral program would not produce any significant amount of cost-effective leads for several months, lead generation in early 1996 emphasized quick response media, such as television and radio, as well as telemarketing leads purchased from a third party vendor, which increased lead generation costs and resulted in fewer leads at higher costs. Furthermore, the significant increase in the mix of telemarketing leads and new lead generation programs, and, during the second quarter, an inability to achieve adequate sales staffing levels, all reduced the number of appointments as compared to the prior year.

    In addition to the above factors, the Company experienced a decline in the sales dollars generated per appointment resulting from sharply lower sales closing rates coupled with selling price discounting in connection with launching the CENTURY 21 Home Improvements brand name. The lower number of appointments and lower sales dollars generated per appointment resulted in a 32% decline in the dollar amount of sales orders as compared to the prior year period and consequently contract revenues declined from $165,040,000 to $121,476,000 in the current year. Production backlog was approximately $27 million at June 30, 1996, approximately 36% below the same period last year.

    Gross profit margin as a percentage of contract revenues declined from 66.2% in the prior year period to 63.3% in the current year. The Company discounted its selling prices heavily in launching the CENTURY 21 Home Improvements brand name throughout most of the current year period, as it had also discounted prices on jobs sold in late 1995 but installed in 1996 under the Sears name in order to maximize the revenue generated from the remaining available Sears leads. Management is reviewing opportunities for improving margins.

    Branch operating expenses increased from 7.0% of contract revenues in the prior year period to 10.0% in 1996. Branch operating expenses are primarily fixed costs, and as such, increased in percentage terms largely due to lower contract revenues. Branch operating expenses increased in dollar terms approximately $574,000 from the prior year period largely due to increased staffing.

    Marketing expense increased from $43,838,000 or 26.6% of contract revenues to $45,188,000 or 37.2% of contract revenues. The increase in marketing expenses principally reflects the transition to the CENTURY 21 Home Improvements brand name during which the Company has experienced a decline in the sales dollars generated per appointment as well as a higher marketing cost per appointment. As discussed above, the Company concentrated its advertising efforts in quick response media, such as television and radio, as well as telemarketing leads purchased from a third party vendor, all of which are higher cost media as compared to the Company's other lead generation sources. Additionally, the in-mall kiosk programs, the two telemarketing call centers, and the CENTURY 21 real estate broker referral program increased marketing expenditures during the period but were not expected to generate a significant lead flow during their start-up phase. In the Company's normal operating cycle, advertising expenses can precede the securing of sales orders by up to two months, and precede completion of installations by up to four months, depending upon the responsiveness of the advertising media selected and the production cycle time of the product. This also contributes to a higher level of marketing expense as a percent of contract revenues when the production backlog increases.

    Selling expenses increased to 21.1% of contract revenues as compared to 18.4% in the prior year period. Sales compensation, excluding management salaries, was approximately 12% in both periods. Other selling expenses, which include sales manager salaries, and training, insurance costs, recruiting and travel, all of which are primarily fixed expenses in nature, increased in percentage terms due to the decline in contract revenues from the prior year period.

    License and finance fees decreased to 7.1% of contract revenues as compared to 11.9% in the same period last year. The decrease in percentage terms reflects the lower license fee rate under the Century 21 License Agreement partially offset by financing fees under the Company's new customer financing credit agreement. In addition, a portion of the jobs installed in the current year period were sold late in 1995 under the Sears License Agreement which had a 12% license fee.

    General and administrative expenses increased from 8.2% of contract revenues in the prior year to 11.7% in the current year. In the 1995 period, general and administrative expenses included a $550,000 charge associated with a separation agreement between the Company and its former President and Chief Executive Officer. In 1996, the Company incurred increases in bad debt and legal expenses as compared to the prior year and therefore, in the aggregate, the dollar amount of general and administrative expenses increased a net $641,000 from the prior year period.

    The Company had recorded a 100% valuation allowance at December 31, 1995 to reflect the uncertainties associated with the ultimate realization of its deferred tax asset. Management periodically reviews the expected realization of the deferred tax asset and makes adjustments to the valuation allowance, as appropriate, when existing conditions change the probability of ultimate realization. Until the Century 21 License Agreement is in operation for a period of time, there is no historical or objective evidence to determine its impact on future taxable income. Therefore, based on the existing objective evidence, management believes it is more likely than not that the Company will be unable to generate sufficient taxable income to utilize the deferred tax asset. No tax benefit has been provided for the pre-tax loss of the current period ended June 30, 1996.

    Although the Company was unable to achieve a satisfactory level of appointments or sales closing rates in the first half of 1996, both the number of appointments and the sales closing rates improved in the second quarter compared to the first quarter and management expects this improvement to continue in the third quarter. However, sales staffing levels must be ramped up substantially for the expected higher appointment levels and this may require much of the third quarter. In addition, while each of the in-mall and Century 21 referral programs and the new outbound telemarketing centers generated leads in the first half, it will require more time before each of these sources is generating sufficient quantities of cost-effective leads. Consequently, the marketing cost per appointment will likely remain high in the third quarter of 1996 as compared to the prior year period.

    As a result of these factors, and considering the low level of backlog at June 30, 1996, despite a 26% growth in backlog from the first quarter to the second quarter, the Company expects a significant decline in contract revenues in the third quarter period of 1996 as compared to the prior year period, and therefore, it is unlikely the Company will return to profitability in the third quarter.

THREE-MONTH PERIOD ENDED JUNE 30, 1996 COMPARED WITH THE THREE-MONTH PERIOD ENDED JULY 2, 1995

      The dollar amount of sales orders declined approximately 28% from the prior year period due to fewer appointments resulting from inadequate sales staffing levels, and lower sales dollars generated per appointment resulting from selling price discounting as well as lower sales closing rates. As a result of the lower amount of sales orders, contract revenues declined from $90,209,000 in the prior year period to $62,895,000 in the current year period. The operating loss was $12,437,000 as compared to $2,602,000 in the prior year period.

    Gross profit margin as a percentage of contract revenues declined from 67.1% in the prior year period to 63.1% in the current year. The Company discounted its selling prices heavily in launching the CENTURY 21 Home Improvements brand name throughout most of the current year period. While management is reviewing opportunities for improving margins and has selectively increased prices in certain markets, effective in July, 1996, it is not anticipated that margin increases will be completely realized in the third quarter of 1996 due largely to the backlog of sales orders at discounted prices.

    Branch operating expenses increased from 6.7% of contract revenues in the prior year period to 9.9% in 1996. Branch operating expenses are primarily fixed costs, and as such, increased in percentage terms largely due to lower contract revenues. Branch operating expenses increased in dollar terms approximately $226,000 from the prior year period due mainly to increased staffing.

    Marketing expense increased from 25.4% of contract revenues to 33.9% of contract revenues. The increase principally reflects the transition to the CENTURY 21 Home Improvements brand name during which the Company has experienced a higher cost per appointment as well as lower sales dollars generated per appointment.

   Selling expenses increased to 20.3% of contract revenues as compared to 17.8% in the prior year period. Sales compensation as a percent of contract revenues, excluding management salaries, decreased slightly. Other selling expenses, which include sales manager salaries, and training, insurance costs, recruiting and travel, all of which are primarily fixed expenses in nature, increased in percentage terms largely due to lower contract revenues.

    License and finance fees decreased to 6.5% of contract revenues as compared to 11.9% in the same period last year. The decrease in percentage terms reflects the lower license fee rate under the Century 21 License Agreement partially offset by financing fees under the Company's new customer financing agreement.

    General and administrative expenses increased from 8.2% of contract revenues in the prior year to 12.3% in the current year. The increase in percentage terms principally reflects the lower contract revenues in the period. General and administration expenses increased in dollar terms largely resulting from higher legal expenses.

     While AMRE's ultimate profitability remains management's uppermost objective, due to the complexity of the transitional and operational issues facing the Company, management's strategy in the short term is defined in terms of incremental gains, quarter-over-quarter, rather than in terms of profitability. In this respect, although the Company was unable to achieve a satisfactory level of appointments or sales dollars generated per appointment in its second quarter, the Company's second quarter results were a significant improvement over the first quarter of 1996, including a 14% increase in the number of appointments, a 20% increase in sales dollars generated per appointment, and a 42% increase in the dollar amount of sales orders. In addition, the Company began to realize the benefits of its new marketing programs which resulted in a reduction of approximately 22% in its marketing cost per appointment as compared to the first quarter. Nevertheless, as mentioned above, the Company expects a significant decline in contract revenues in the third quarter of 1996 as compared to the prior year period and therefore, it is unlikely that the Company will return to profitability in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its liquidity needs with internally generated funds. Net cash used in operations during the six-month period ended June 30, 1996 was $21,590,000 principally due to the operating loss. The Company received proceeds of approximately $15,907,000 from the issuance of common stock, including the exercise of stock options and the sale of 800,500 shares in a private placement. Capital expenditures totaled $1,701,000 and consisted primarily of in-mall kiosk units. In the aggregate, cash and marketable securities totaled approximately $14,773,000 at June 30, 1996. In connection with the Montgomery Ward agreement discussed above, the Company received, on August 2, 1996, approximately $900,000 from the sale of 50,000 shares of AMRE Common Stock and a Warrant to acquire up to 150,000 additional shares of AMRE Common Stock at an agreed price of $18 per share (the closing price of AMRE Common Stock on the New York Stock Exchange on July 17, 1996).

    The Company expects it will utilize significant amounts of cash in the last half of 1996 to complete its transition to the CENTURY 21 Home Improvements name, including investments to expand the in-mall and Montgomery Ward kiosk programs, as well as in the integration of the companies resulting from the mergers. As noted above, AMRE's successful conversion to the CENTURY 21 Home Improvements brand is not yet complete and remains subject to numerous risks and uncertainties. Although management is confident that AMRE's business strategy will be successful over the long term, it is not possible to estimate when the Company will return to profitability.

    The timing of AMRE's return to profitability will materially impact the Company's liquidity and overall financial condition in the future. Although management remains confident of AMRE's eventual profitability under the CENTURY 21 Home Improvements name, the Company would be compelled to seek outside sources for additional working capital should the Company incur continued material operating losses in future quarters. No assurance can be given that the Company could obtain additional working capital in the future, if required, and the failure to maintain adequate liquidity, either through operational profitability or outside sources, would have a material adverse effect on AMRE's overall financial condition.

SEASONALITY

    Generally, because of the holiday season and weather conditions, the Company's revenues and net income decline during the cold weather months (especially in the first quarter). The following table sets forth the Company's unaudited quarterly financial information:

                                                                         QUARTER ENDED
                                                ----------------------------------------------------------------
                                                APRIL 2,        JULY 2,        OCTOBER 1,           DECEMBER 31,
                                                --------        -------        ----------           ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1995
Contract revenues . . . . . . . . . . . . . .   $  74,831       $ 90,209        $   96,891             $  77,976
Gross profit  . . . . . . . . . . . . . . . .      48,764         60,511            65,066                50,255
Nonrecurring charges  . . . . . . . . . . . .       --             --                --                   11,800
Operating income (loss) . . . . . . . . . . .      (7,067)        (2,602)              966               (18,260)
Net income (loss) . . . . . . . . . . . . . .      (4,515)      $ (1,837)       $    1,110             $ (18,620)
Net income (loss) per share . . . . . . . . .   $    (.26)      $   (.11)       $      .06             $   (1.07)


                                                MARCH 31,       JUNE 30,
YEAR ENDED DECEMBER 31, 1996                    ---------       --------
Contract revenues . . . . . . . . . . . . . .   $  58,601      $  62,875
Gross profit  . . . . . . . . . . . . . . . .      37,216         39,644
Nonrecurring charges  . . . . . . . . . . . .       2,500          --
Operating loss  . . . . . . . . . . . . . . .     (19,015)       (12,437)
Net loss  . . . . . . . . . . . . . . . . . .   $ (18,942)     $ (12,094)
Net loss per share  . . . . . . . . . . . . .   $   (1.05)     $    (.63)


- -------------------

                          PART II.  OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

    Reference is made to Note 2 of Notes to Consolidated Financial Statements herein for a discussion of legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  (a) A special meeting of stockholders of the Company was held on April 25, 1996.

  (b) Not applicable.

  (c) The following proposals were presented to the meeting:

      1. A proposal to (a) approve and adopt the Agreement and Plan of Merger, dated as of October 31, 1995, as amended (the "Merger Agreement"), among AMRE, AMRE Acquisition, Inc. ("Merger Sub"), Facelifters Home Systems, Inc., a New York corporation, and Facelifters Home Systems, Inc., a Delaware corporation ("Facelifters"), pursuant to which Merger Sub will merge with and into Facelifters (the "Merger"), and (b) in connection with the consummation of the Merger, the issuance by AMRE of shares of AMRE common stock, par value $0.01 per share ("AMRE Common Stock"), whereby each outstanding share of Facelifters common stock, $0.01 par value ("Facelifters Common Stock"), will be converted into one share of AMRE Common Stock.

             Shares voted for approval of the proposal              10,590,776

             Shares voted against approval of the proposal               1,385

             Shares held by stockholders who abstained                   4,570

      2. A proposal to approve an amendment to AMRE's Certificate of Incorporation to increase the number of authorized shares of AMRE in order to permit the issuance of the additional shares of AMRE Common Stock to the former holders of Facelifters Common Stock and for other general corporate purposes.

             Shares voted for approval of the proposal               9,947,970

             Shares voted against approval of the proposal             642,035

             Shares held by stockholders who abstained                   6,726

  (d) Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

                       NUMBER AND DESCRIPTION OF EXHIBIT
                       ---------------------------------
  3.1        Certificate of Incorporation of the Company, as amended.

  10.42      Amended and Restated Employment Agreement dated as of February 27, 1996, between AMRE, Inc. and
             Robert M. Swartz.

  10.43      Form of stock option agreements dated as of October 11, 1995, between AMRE, Inc. and certain outside directors (Ronald L. Bliwas, Dennis S. Bookshester, Arthur P. Frigo, Jack L. McDonald
             and Sheldon I. Stein), which agreements are identical except for the names of the directors.

  11.        Calculations of weighted average common shares outstanding for the three-month and six-month periods ended June 30, 1996 and July 2, 1995.

  27.        Financial Data Schedule.


- --------------------------


(b) REPORTS ON FORM 8-K: The following current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996:

      (1) Report dated April 25, 1966, reporting under Item 2, Acquisition of Assets, Item 5, Other Events and Item 7, Exhibits.

      (2) Report dated May 28, 1996, reporting under Item 2, Acquisition of Assets and Item 7, Exhibits.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMRE, Inc.




DATE:  August 12, 1996             /s/   John S. Vanecko
                                   ------------------------------------------
                                   John S. Vanecko
                                   Vice President and Chief Financial Officer
                                   (Principal financial officer and
                                   duly authorized officer of registrant)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                NUMBER AND DESCRIPTION OF EXHIBIT
- -------               ---------------------------------
3.1          Certificate of Incorporation of the Company, as amended.

10.42        Amended and Restated Employment Agreement dated as of February 27, 1996, between AMRE, Inc. and
             Robert M. Swartz.

10.43        Form of stock option agreements dated as of October 11, 1995, between AMRE, Inc. and certain outside directors (Ronald L. Bliwas, Dennis S. Bookshester, Arthur P. Frigo, Jack L. McDonald and
             Sheldon I. Stein), which agreements are identical except for the names of the directors.

11           Calculations of weighted average common shares outstanding for the three-month and six-month periods ended June 30, 1996 and July 2, 1995.

27           Financial Data Schedule.