Form 10-Q
period 1996-09-29
AMRE INC
filed 1996-11-13
CIK 809572

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

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



                         Yes    X           No
                             ----------        ---------


       As of October 27, 1996, there were 21,237,728 shares of the registrant's stock, $.01 par value, outstanding.






================================================================================

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                                        PAGE NO.
                                                                                                        --------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

         Consolidated Balance Sheet - September 29, 1996 and December 31, 1995  . . . . . . . . . .       1

         Consolidated Statement of Operations - Quarterly periods ended September 29, 1996
            and October 1, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

         Consolidated Statement of Operations - Nine-month periods ended September 29, 1996
            and October 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

         Consolidated Statement of Cash Flows - Nine-month periods ended September 29, 1996
            and October 1, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

         Consolidated Statement of Changes in Stockholders' Equity - Nine-month period
            ended September 29, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .       6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10



                                               PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

_____________

Note: Items 2 through 5 of Part II are omitted because they are not applicable.

ITEM 1.  FINANCIAL STATEMENTS
                                   AMRE, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     ASSETS

                                                                            SEPTEMBER 29,       DECEMBER 31,
                                                                                1996               1995
                                                                             -----------        -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $    24,921        $    13,177
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . . .            2,660              9,523
  Accounts receivable -
    Trade, net of allowance for doubtful accounts of $1,182 and $891  .            9,854              8,806
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              938                913
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .               25              3,987
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,284              7,370
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .            3,824              3,983
                                                                             -----------        -----------
        Total current assets  . . . . . . . . . . . . . . . . . . . . .           48,506             47,759
Property, plant and equipment, net  . . . . . . . . . . . . . . . . . .            9,134              9,291
Goodwill, less accumulated amortization of $2,343 and $2,164  . . . . .            9,045              9,768
Notes receivable - related parties  . . . . . . . . . . . . . . . . . .         --                      469
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,552              1,499
                                                                             -----------        -----------
                                                                             $    68,237        $    68,786
                                                                             ===========        ===========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .      $    26,547        $    16,516
  Wages, commissions and bonuses  . . . . . . . . . . . . . . . . . . .            6,130              5,698
  Accrued workers' compensation . . . . . . . . . . . . . . . . . . . .            1,901              2,076
  Current portion - long-term debt and capital lease obligations  . . .            1,199              2,283
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . .           18,627             20,678
                                                                             -----------        -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . .           54,404             47,251
                                                                             -----------        -----------
Long-term debt and capital lease obligations  . . . . . . . . . . . . .            5,884              6,120
                                                                             -----------        -----------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .           60,288             53,371
                                                                             -----------        -----------
Commitments and contingencies

Senior Convertible Redeemable Preferred Stock - $.10 par value;
    300,000 shares issued and outstanding, liquidation
        value of $10 per share  . . . . . . . . . . . . . . . . . . . .            3,181              3,000
Stockholders' equity:
  Preferred stock - $.10 par value, 1,000,000 shares
    authorized; 300,000 Senior Convertible shares outstanding . . . . .            --                 --
  Common stock - $.01 par value, 40,000,000 shares
    authorized, 21,780,213 and 18,872,039 shares issued; 21,225,120
    and 17,649,841 shares outstanding . . . . . . . . . . . . . . . . .              218                189
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .           62,944             34,293
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . . .          (48,375)            (6,446)
                                                                             -----------        -----------
                                                                                  14,787             28,036
  Less:  Treasury stock, at cost (555,093 and 1,222,198 shares) . . . .           (4,955)           (10,301)
           Unearned ESOP compensation . . . . . . . . . . . . . . . . .           (5,064)            (5,320)
                                                                             -----------        -----------
        Total stockholders' equity  . . . . . . . . . . . . . . . . . .            4,768             12,415
                                                                             -----------        -----------
                                                                             $    68,237        $    68,786
                                                                             ===========        ===========





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                     QUARTER ENDED
                                                                          -----------------------------------
                                                                          SEPTEMBER 29,            OCTOBER 1,
                                                                              1996                   1995
                                                                          -----------            ------------
Contract revenues . . . . . . . . . . . . . . . . . . . . . . . . .       $    65,020            $     96,891
Contract costs  . . . . . . . . . . . . . . . . . . . . . . . . . .            21,961                  31,825
                                                                          -----------            ------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .            43,059                  65,066
                                                                          -----------            ------------
Branch operating expenses . . . . . . . . . . . . . . . . . . . . .             5,975                   6,235
Marketing expenses  . . . . . . . . . . . . . . . . . . . . . . . .            22,029                  22,892
Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . .            12,960                  15,867
License and finance fees  . . . . . . . . . . . . . . . . . . . . .             6,077                  11,493
General and administrative expenses . . . . . . . . . . . . . . . .             6,879                   6,548
Provision for plant closing . . . . . . . . . . . . . . . . . . . .             --                      1,065
                                                                          -----------            ------------
                                                                               53,920                  64,100
                                                                          -----------            ------------
Operating income (loss) . . . . . . . . . . . . . . . . . . . . . .           (10,861)                    966
Investment income . . . . . . . . . . . . . . . . . . . . . . . . .               135                     415
Other income (expense), net . . . . . . . . . . . . . . . . . . . .              (149)                    278
                                                                          -----------            ------------
Income (loss) before income taxes . . . . . . . . . . . . . . . . .           (10,875)                  1,659
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                        549
                                                                          -----------            ------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .       $   (10,875)           $      1,110
                                                                          ===========            ============

Net income (loss) per share . . . . . . . . . . . . . . . . . . . .       $      (.55)           $        .07
                                                                          ===========            ============
Weighted average shares outstanding . . . . . . . . . . . . . . . .            20,059                  17,146
                                                                          ===========            ============





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                               NINE-MONTH PERIODS ENDED
                                                                         -----------------------------------
                                                                         SEPTEMBER 29,           OCTOBER 1,
                                                                             1996                   1995
                                                                         -----------            ------------
Contract revenues . . . . . . . . . . . . . . . . . . . . . . . . .      $   186,496            $    261,931
Contract costs  . . . . . . . . . . . . . . . . . . . . . . . . . .           66,577                  87,590
                                                                         -----------            ------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .          119,919                 174,341
                                                                         -----------            ------------
Branch operating expenses . . . . . . . . . . . . . . . . . . . . .           18,137                  17,823
Marketing expenses  . . . . . . . . . . . . . . . . . . . . . . . .           67,217                  66,730
Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           38,604                  46,229
License and finance fees  . . . . . . . . . . . . . . . . . . . . .           14,680                  31,075
General and administrative expenses . . . . . . . . . . . . . . . .           21,094                  20,122
Provision for plant closing . . . . . . . . . . . . . . . . . . . .            --                      1,065
Non-recurring charges . . . . . . . . . . . . . . . . . . . . . . .            2,500                   --
                                                                         -----------            ------------
                                                                             162,232                 183,044
                                                                         -----------            ------------
Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . .          (42,313)                 (8,703)
Investment income . . . . . . . . . . . . . . . . . . . . . . . . .              606                   1,151
Other income (expense), net . . . . . . . . . . . . . . . . . . . .             (154)                    225
                                                                         -----------            ------------
Loss before income taxes  . . . . . . . . . . . . . . . . . . . . .          (41,861)                 (7,327)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .               50                  (2,085)
                                                                         -----------            ------------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (41,911)           $     (5,242)
                                                                         ===========            ============
Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . .      $     (2.20)           $       (.31)
                                                                         ===========            ============
Cash dividends declared per share . . . . . . . . . . . . . . . . .      $     --               $        .05
                                                                         ===========            ============
Weighted average shares outstanding . . . . . . . . . . . . . . . .           19,128                  17,128
                                                                         ===========            ============





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                            NINE-MONTH PERIODS ENDED
                                                                     ----------------------------------------
                                                                     SEPTEMBER 29, 1996       OCTOBER 1, 1995
                                                                     ------------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (41,911)              $  (5,242)
                                                                         ---------               ---------
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .               50                  (2,085)
  Depreciation and amortization . . . . . . . . . . . . . . . . .            2,503                   2,947
  Provision for doubtful accounts . . . . . . . . . . . . . . . .            1,138                     477
  Other non-cash items  . . . . . . . . . . . . . . . . . . . . .            1,335                     550
  Cash receipts of (payments for) income taxes  . . . . . . . . .            3,918                    (289)
  Changes in assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . .           (2,212)                 (5,179)
    Inventory . . . . . . . . . . . . . . . . . . . . . . . . . .            1,086                    (241)
    Prepaid expenses and other assets . . . . . . . . . . . . . .             (319)                  1,013
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .           10,031                  (2,667)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . .           (1,799)                  5,306
                                                                         ---------               ---------
        Total adjustments . . . . . . . . . . . . . . . . . . . .           15,731                    (168)
                                                                         ---------               ---------
Net cash used in operating activities . . . . . . . . . . . . . .          (26,180)                 (5,410)
                                                                         ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities . . . . . . . . . . . . . . . . .           15,850                  24,790
  Purchase of marketable securities . . . . . . . . . . . . . . .           (9,031)                (17,332)
  Notes receivable  . . . . . . . . . . . . . . . . . . . . . . .              469                     137
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . .           (2,391)                 (2,180)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              237                      13
                                                                         ---------               ---------
Net cash provided by investing activities . . . . . . . . . . . .            5,134                   5,428
                                                                         ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable . . . . . . . . . . . . . . . . . .            --                        521
  Payments on long-term debt  . . . . . . . . . . . . . . . . . .           (1,399)                   (724)
  Issuance of common stock  . . . . . . . . . . . . . . . . . . .           34,207                      81
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .              (18)                   (822)
                                                                         ---------               ---------
Net cash provided by (used in) financing activities . . . . . . .           32,790                    (944)
                                                                         ---------               ---------
Net change in cash and cash equivalents . . . . . . . . . . . . .           11,744                    (926)
Cash and cash equivalents at beginning of period  . . . . . . . .           13,177                   9,344
                                                                         ---------               ---------
Cash and cash equivalents at end of period  . . . . . . . . . . .        $  24,921               $   8,418
                                                                         =========               =========





    See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   AMRE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                             ADDITIONAL                    UNEARNED

                                       COMMON STOCK           PAID-IN     RETAINED           ESOP             TREASURY STOCK
                                    ---------------------                                                  -------------------
                                     SHARES        AMOUNT     CAPITAL      DEFICIT       COMPENSATION      SHARES      AMOUNT
                                    --------       ------    --------     --------          --------       ------     --------
Balance, December 31, 1995  .         18,872       $ 189     $ 34,293     $ ( 6,446)        $ (5,320)      (1,222)   $ (10,301)

Net loss  . . . . . . . . . .          --          --            --         (41,911)            --           --           --

Preferred stock dividends . .          --          --            (181)         --               --           --           --
Common stock dividends  . . .          --          --            --             (18)            --           --           --

Issuance  of stock  . . . . .          1,989          20       29,507          --               --           --           --
Exercise of options . . . . .            919           9         (675)         --               --            667        5,346

Compensation expense for

  ESOP shares released  . . .          --          --            --            --                256         --           --
                                    --------       -----     --------     ---------         --------       ------     --------
Balance, September 29, 1996 .         21,780       $ 218     $ 62,944     $ (48,375)        $ (5,064)        (555)    $ (4,955)
                                    ========       =====     ========     =========         ========       ======     ========

                                   AMRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996

NOTE 1 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         Basis of presentation - The accompanying interim consolidated financial statements of AMRE, Inc. (the "Company" or "AMRE") and its subsidiaries, American Remodeling, Inc., Facelifters Home Systems, Inc., Congressional Construction Corporation and Century 21 Home Improvements, Inc. as of September 29, 1996 and for the three-month and nine-month periods ended September 29, 1996 and October 1, 1995 are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the post-merger consolidated annual financial statements and related notes included in the Company's Registration Statement on Form S-3 filed on September 3, 1996.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

         Litigation - AMRE has been named as a defendant in a proceeding filed on February 29, 1996 in the Superior Court of California by a party who claims ownership of a service mark registered only in the State of California styled "21st Century Home Improvement." AMRE has been advised by Century 21 Real Estate Corporation, the owner of the CENTURY 21(R) Home Improvements(SM) name, that the action has been moved from state court to federal court. The plaintiff alleges, among other things, that the CENTURY 21 Home Improvements name is an infringement of the plaintiff's trade name and registered mark and constitutes an unfair business practice. The plaintiff seeks a preliminary and permanent injunction enjoining AMRE from operating under the CENTURY 21 Home Improvements name in California, general damages according to proof, all profits realized by AMRE from operating under the CENTURY 21 Home Improvements name in California and costs and attorneys' fees.

         AMRE has been advised by Century 21 Real Estate Corporation that it gave notice to counsel for the owner of the "21st Century Home Improvement" mark that the latter mark infringed on Century 21 Real Estate Corporation's federally registered mark. AMRE has further been advised by Century 21 Real Estate Corporation that: (i) it is its policy and practice to vigorously defend its trade name, (ii) Century 21 Real Estate Corporation has successfully litigated in the past to protect its trade name and federally registered mark, and (iii) it has obtained a number of judgments against such entities which had used "21st CENTURY" or marks containing the word "CENTURY" in connection with remodeling or home construction services. In addition, Century 21 Real Estate Corporation has advised AMRE that Century 21 Real Estate Corporation's federal trademark registration predates the use of the "21st

Century Home Improvement" mark, and for the above-listed reasons, AMRE believes at this time that it is legally entitled to use the CENTURY 21 Home Improvements mark in California.

         The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which is believed to be material to the financial position of the Company.

         Credit Agreement - AMRE has an agreement with a financial institution which makes financing available to its customers. The agreement provides the financial institution with a right of first refusal on substantially all of AMRE's customer credit applications and provides AMRE with a minimum acceptance rate of customer credit applications based on specified criteria. AMRE's risk under the agreement is limited to its normal warranties and representations regarding materials and workmanship. AMRE has experienced lower customer credit ratings during 1996 which, during the first four months of the year, resulted in higher sales credit rejects than in prior years and lower net sales closing rates. On May 8, 1996, the agreement was amended to provide for (i) an increased minimum acceptance rate regardless of the specified credit criteria and (ii) a fee to be paid by AMRE on every customer loan provided by the financial institution. The fee amount, which was set initially at 5.45 percent of the loan amount, is tied to the specified credit criteria and is subject to adjustment every six months.

         AMRE estimates that approximately 75 to 80 percent of its contract revenues are financed under this agreement. While the amendment is designed to provide increased revenue dollars, net of the fee, and therefore increased profitability, there can be no assurance that revenues will increase.

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

         The Company recorded non-cash items as follows:

                                                                       NINE-MONTH PERIODS ENDED
                                                                -------------------------------------
                                                                 SEPTEMBER 29,            OCTOBER 1,
                                                                     1996                    1995
                                                                ---------------         -------------
Amortization of investment premium and discounts  . . .         $            44         $         159
Compensation expense for ESOP shares released . . . . .                     256                   402
Leaseholds and other assets written off . . . . . . . .                     990                  --
Other . . . . . . . . . . . . . . . . . . . . . . . . .                      45                   (11)
                                                                ---------------         -------------
                                                                $         1,335         $         550
                                                                ===============         =============

NOTE 4 - NON-RECURRING CHARGES AND PROVISION FOR PLANT CLOSING

         AMRE incurred a non-recurring charge to operations of approximately $2.5 million during the first quarter of 1996 to reflect costs associated with the mergers, and the integration of Facelifters and Congressional. This estimate is subject to change based upon additional information. In the third quarter of 1995, Facelifters decided to consolidate all manufacturing at one facility and accordingly recorded a provision for plant closing of $1,065,000.

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

         Positive evidence considered by management included (1) a 3.0% license fee (subject to an $11.0 million minimum relating to 1996) to be paid for use of the CENTURY 21 Home Improvements name as compared to a 12.0% license fee paid to Sears in 1995 and (2) expanded geographic and product opportunities under the Century 21 License Agreement.

         Until the Century 21 License Agreement is in operation for a period of time, there is insufficient historical or objective evidence to determine its impact on future taxable income. Therefore, based on the lack of existing objective evidence, management believes it is more likely than not that the Company will be unable to generate sufficient taxable income to utilize the deferred tax asset and that a reserve should be provided for the entire deferred tax asset. No tax benefit has been provided for the pre-tax loss of the current period ended September 29, 1996. Management will review the valuation allowance in the future as the results and impact of the CENTURY 21 Home Improvements license arrangement are known.

NOTE 6 - CAPITALIZATION

         Revolving credit facility - At September 29, 1996, no loans had been made under the credit facility.

         Long-term debt and capital lease obligations - The balance of the ESOP loan at September 29, 1996 was approximately $5,064,000, of which $799,000 was classified as current in the accompanying balance sheet. The Company will terminate the ESOP as soon as practicable and is cooperating with the ESOP Trustee to determine the most appropriate means to accomplish the termination. The ESOP owns 599,998 shares of AMRE common stock, of which 434,515 shares have not been allocated to participants' accounts. Upon termination of the ESOP, the unallocated shares will be sold and the proceeds applied to the balance of the ESOP loan. Any excess of such proceeds after repayment of the ESOP loan would be for the account of the participants. Any shortfall between the proceeds and the ESOP loan balance would be provided by the Company. The lender has requested that a restricted cash collateral account be funded with an amount equal to 100% of the unpaid balance of the ESOP loan. The

Company funded the cash collateral account with an amount equal to approximately $2,227,000 on October 17, 1996 and will fund the remaining balance of approximately $2,837,000, less monthly principal payments, in November, 1996.

         Senior Convertible Redeemable Preferred Stock - At September 29, 1996, $181,000 of dividends have been accrued on the Senior Convertible Redeemable Preferred Stock.

         Amendment to Certificate of Incorporation - In connection with the Facelifters merger, on April 25, 1996, the stockholders of the Company approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 20 million to 40 million shares.

         Common Stock Issued - On April 30, 1996, the Company completed a private placement with institutional investors pursuant to which the Company issued 800,500 shares of its common stock. The purchasers had not previously owned any common stock of the Company. The common stock was sold at a discount to the then current market price in exchange for an agreement with the investors not to sell the shares for a minimum of 180 days. The Company received approximately $12 million of net proceeds after transaction expenses.

         On September 13, 1996, the Company completed a public offering of 1,621,250 shares of its common stock. Of the shares sold in the offering, 1,100,000 shares were newly issued shares sold on behalf of the Company and 521,250 shares were sold for the accounts of two former executives of Facelifters. The Company received approximately $17 million net of offering expenses, from the sales of the shares offered by Company, which will be used for working capital and general corporate purposes.

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

         On December 30, 1995, the Company and Congressional entered into an agreement whereby a newly formed subsidiary of the Company would be merged with and into Congressional. Congressional markets, sells, furnishes and installs home improvement products, including siding, fencing, wooden decks, replacement vinyl windows, roofing and patio enclosures directly to consumers in certain markets, primarily markets in which the Company does not currently operate. In connection with the merger, which was consummated on May 28, 1996, 899,998 shares of AMRE Common Stock were issued to the existing stockholders of Congressional.

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

         To assist in understanding the Company's operating results, the following table indicates the percentage relationship of various income and expense items included in the Statement of Operations for the three-month and nine- month periods ended September 29, 1996 and October 1, 1995.


                                                           PERCENTAGE OF CONTRACT REVENUES
                                            ----------------------------------------------------------------
                                            THREE-MONTH PERIODS ENDED             NINE-MONTH PERIODS ENDED
                                            --------------------------          ----------------------------
                                            SEPTEMBER 29,    OCTOBER 1,         SEPTEMBER 29,     OCTOBER 1,
                                               1996            1995                 1996             1995
                                            ----------       ---------            --------        --------
Contract revenues . . . . . . . . . . .          100.0 %         100.0%              100.0 %         100.0 %
Contract costs  . . . . . . . . . . . .           33.8            32.8                35.7            33.4
                                            ----------       ---------            --------        --------
Gross profit  . . . . . . . . . . . . .           66.2            67.2                64.3            66.6
                                            ----------       ---------            --------        --------
Branch operating expenses . . . . . . .            9.2             6.4                 9.7             6.8
Marketing expenses  . . . . . . . . . .           33.9            23.6                36.0            25.5
Selling expenses  . . . . . . . . . . .           19.9            16.4                20.7            17.6
License and finance fees  . . . . . . .            9.3            11.9                 7.9            11.9
General and administrative expenses . .           10.6             6.8                11.4             7.7
Non-recurring and plant closing charges          --                1.1                 1.3              .4
                                            ----------       ---------            --------        --------
Income (loss) from operations . . . . .          (16.7)            1.0               (22.7)           (3.3)
Other income and (expense), net . . . .          --                 .7                  .3              .5
                                            ----------       ---------            --------        --------
Income (loss) before income taxes . . .          (16.7)            1.7               (22.4)           (2.8)
Income taxes  . . . . . . . . . . . . .           --                .6                  .1             (.8)
                                            ----------       ---------            --------        --------
Net income (loss) . . . . . . . . . . .          (16.7)%           1.1%              (22.5)%          (2.0)%
                                            ==========       =========            ========        ========

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED SEPTEMBER 29, 1996 COMPARED WITH THE NINE-MONTH PERIOD ENDED OCTOBER 1, 1995

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

         AMRE's conversion to the CENTURY 21 Home Improvements brand is taking a longer period of time and requiring greater capital than initially anticipated, however, management is encouraged by customer receptivity of the brand as measured by the number of leads generated, and remains optimistic about the ultimate prospects of both the Company's core product operations as well as the Company's franchise opportunities. As discussed below, the Company is addressing a number of challenges as it simultaneously continues to develop the CENTURY 21 Home Improvements name, adapts to a new marketing model involving new marketing media and customer demographics and begins franchising the name into new product lines. These challenges include, but are not limited to, building consumer awareness of the brand, developing cost-effective sources of sales leads, integrating the operations of Facelifters and Congressional and maintaining liquidity throughout the transition. Although management remains confident that AMRE's long-term business strategy is sound, it is not possible to estimate when the Company will return to profitability in light of the transitional challenges and uncertainties which lie ahead. As discussed below under "Liquidity," the Company will require outside sources of capital to fund its working capital requirements during 1997.

         AMRE now conducts its advertising using the CENTURY 21 Home Improvements name. There is no way to estimate the time required to build brand awareness of the CENTURY 21 Home Improvement name. Although the CENTURY 21 Home Improvements name was not used in the home improvement industry before 1996, at which time AMRE began using the name, AMRE's management continues to believe such brand name should also be well recognized; however, there can be no assurance that revenues under the CENTURY 21 Home Improvements name will be similar to or greater than those under the Sears brand name. If the CENTURY 21 Home Improvements name does not result in advertising response rates and sales rates equal to or better than those experienced under the Sears brand name, it will likely have an adverse effect on the business, operating results and financial condition of AMRE.

         Leads on potential customers are critically important to AMRE's business. Under the Sears brand name, AMRE generated approximately 20% of its leads through AMRE-staffed kiosks located inside of Sears stores and 80% of its leads through television, radio, direct mail, telemarketing and alternative media sources. AMRE's transition strategy was to replace its prior Sears in-store lead source with a multi-faceted field marketing program consisting of free standing kiosks located in malls across the country, increased AMRE presence in home shows and a cooperative referral program with the CENTURY 21 real estate broker network. AMRE opened more than 200 kiosks during the first nine months of 1996, and during the third quarter was generating approximately 20% of its appointments from its kiosks, although the appointments are not yet as cost-effective as those previously obtained under the Sears in-store program.

         In addition to the mall kiosks, in July 1996, the Company announced an agreement with Montgomery Ward & Co., Inc. to operate branded kiosks in certain Montgomery Ward stores and to market its products and services to all Montgomery Ward charge card holders and other Montgomery Ward mailing and marketing lists. As of September 29, 1996, the Company operated kiosks in 40 Montgomery Ward stores.

         AMRE's marketing strategy also included substantially increasing its reliance on telemarketing as a lead source and AMRE opened two outbound telemarketing centers during the brand transition in order to accomplish this objective. While management continues to be optimistic about the ultimate prospects for AMRE's new marketing strategy, there can be no assurances that AMRE's new lead sources will produce a quantity and quality of leads comparable to that produced under the Sears name at an equivalent per-lead cost, and the failure to obtain a sufficient number of quality, cost- effective leads could have a material adverse impact on AMRE's business, operating results and financial condition.

         Among the challenges in switching from the Sears to the CENTURY 21 Home Improvements name, the Company was required to deliver to Sears in January 1996, all of the leads it generated under the Sears name through December 31, 1995. Thus, in January 1996, the Company had to quickly generate as many leads as possible and had to do so without in- store leads, a major 1995 lead source. Since the new outbound telemarketing centers, the in-mall kiosk program and the CENTURY 21 lead referral program were not anticipated to produce any significant amount of cost-effective leads for several months, lead generation in early 1996 emphasized quick response media, such as television and radio, as well as telemarketing leads purchased from a third party vendor, which increased lead generation costs and resulted in fewer leads at higher costs. Furthermore, the significant increase in the mix of telemarketing leads and new lead generation programs, and an inability to achieve adequate sales staffing levels, all reduced the number of appointments during the first nine months as compared to the prior year period.

         In addition to the above factors, the Company experienced a decline in the sales dollars generated per appointment during the first nine months resulting from lower sales closing rates coupled with selling price discounting in connection with launching the CENTURY 21 Home Improvements brand name. The lower number of appointments and lower sales dollars generated per appointment resulted in a 30% decline in the dollar amount of sales orders as compared to the prior year period and consequently contract revenues declined from $261,931,000 to $186,496,000 in the current year. Production backlog was approximately $29 million at September 29, 1996, approximately 26% below the same period last year.

         Gross profit as a percentage of contract revenues declined from 66.6% in the prior year period to 64.3% in the current year. The Company discounted its selling prices heavily in launching the CENTURY 21 Home Improvements brand name throughout most of the current year period, as it had also discounted prices on jobs sold in late 1995 but installed in 1996 under the Sears name in order to maximize the revenue generated from the remaining available Sears leads.

         Branch operating expenses increased from 6.8% of contract revenues in the prior year period to 9.7% in 1996. Branch operating expenses are primarily fixed costs, and as such, increased in percentage terms largely due to lower contract revenues. Branch operating expenses increased in dollar terms approximately $314,000 from the prior year period largely due to increased staffing.

         Marketing expense increased from $66,730,000 or 25.5% of contract revenues to $67,217,000 or 36.0% of contract revenues. The increase in marketing expenses principally reflects the transition to the CENTURY 21 Home Improvements brand name during which the Company has experienced a decline in the sales dollars generated per appointment as well as a higher marketing cost per appointment. As discussed above, the Company initially concentrated its advertising efforts in quick response media, such as television and radio, as well as telemarketing leads purchased from a third party vendor, all of which are higher cost media as compared to the Company's other lead generation sources. Additionally, the in-mall kiosk programs, the two telemarketing call centers, and the CENTURY 21 real estate broker referral program increased marketing expenditures but were not expected to generate either a significant quantity of, or cost-effective leads during the period. In the Company's normal operating cycle, advertising expenses can precede the securing of sales orders by up to two months, and precede completion of installations by up to four months, depending upon the responsiveness of the advertising media selected and the production cycle time of the product. This also contributes to a higher level of marketing expense as a percent of contract revenues when the production backlog increases.

         Selling expenses increased to 20.7% of contract revenues as compared to 17.6% in the prior year period. Sales compensation, excluding management salaries, was approximately 11.8% in both periods. Other selling expenses, which include sales manager salaries, and training, insurance costs, recruiting and travel, all of which are primarily fixed expenses in nature, increased in percentage terms due to the decline in contract revenues from the prior year period.

         License and finance fees decreased to 7.9% of contract revenues as compared to 11.9% in the same period last year. The decrease in percentage terms reflects the lower license fee rate under the Century 21 License Agreement partially offset by financing fees under the Company's new customer financing credit agreement. In addition, a portion of the contracts installed in the current year period were sold late in 1995 under the Sears License Agreement which had a 12% license fee.

         General and administrative expenses increased from 7.7% of contract revenues in the prior year to 11.4% in the current year. In 1996, the Company incurred increases in bad debt and legal expenses as compared to the prior year and therefore, in the aggregate, the dollar amount of general and administrative expenses increased a net $972,000 from the prior year period.

         The Company had recorded a 100% valuation allowance at December 31, 1995 to reflect the uncertainties associated with the ultimate realization of its deferred tax asset. Management periodically reviews the expected realization of the deferred tax asset and makes adjustments to the valuation allowance, as appropriate, when existing conditions change the probability of ultimate realization. Until the Century 21 License Agreement is in operation for a period of time, there is insufficient historical or objective evidence to determine its impact on future taxable income. Therefore, based on the lack of existing objective evidence, management believes it is more likely than not that the Company will be unable to generate sufficient taxable income to utilize the deferred tax asset. No tax benefit has been provided for the pre-tax loss of the current period ended September 29, 1996.

THREE-MONTH PERIOD ENDED SEPTEMBER 29, 1996 COMPARED WITH THE THREE-MONTH PERIOD ENDED OCTOBER 1, 1995

         Overall for the third quarter, the Company's performance failed to meet management's expectations and plans. The planned increases in operating efficiencies as compared to the second quarter of the year did not occur in the third quarter, as the Company experienced a weak sales trend due to lower-than-expected sales closing rates. The decrease in sales closing rates was attributable to the hiring of a large number of new, inexperienced sales personnel during the quarter. Weak sales were compounded by the Company's increased dependence on telemarketing leads during the quarter, which generally require a higher level of sales skills to close. The lack of adequate sales staffing combined with the lower sales dollars generated per appointment resulted in lower than planned contract revenues for the quarter and a lower than planned production backlog entering the fourth quarter.

         The dollar amount of sales orders in the third quarter declined approximately 26% from the prior year period due to fewer appointments because of inadequate sales staffing levels, and lower sales dollars generated per appointment resulting from selling price discounting as well as lower sales closing rates. As a result of the lower amount of sales orders, contract revenues declined from $96,891,000 in the prior year period to $65,020,000 in the current year period. The operating loss was $10,861,000 as compared to operating income of $966,000 in the prior year period.

         Gross profit as a percentage of contract revenues declined from 67.2% in the prior year period to 66.2% in the current year. Contract installations during the period included sales orders received in the prior quarter in which the Company had discounted its selling prices in launching the CENTURY 21 Home Improvements brand name. Early in the third quarter, the Company selectively increased prices in certain markets and modified its sales compensation program in order to discourage excessive sales price discounting. Consequently, while margins declined from the prior year period, margins improved over the second quarter of 1996.

         Branch operating expenses increased from 6.4% of contract revenues in the prior year period to 9.2% in 1996. Branch operating expenses are primarily fixed costs, and as such, increased in percentage terms largely due to lower contract revenues.

         The Company generated 9% fewer appointments than in the prior year period and spent 4% less in dollar terms. However, because of the lower sales dollars generated per appointment, marketing expense increased from 23.6% of contract revenues to 33.9% of contract revenues. The Company's marketing programs consist primarily of costs which are relatively fixed in nature. The Company attempted to reduce marketing spending as the sales shortfall became apparent, however, only a small portion of field marketing, telemarketing, appointment scheduling or committed media spending is variable. Additionally, the Company was testing and will continue to test a number of new marketing programs for 1997. In the fourth quarter, the Company plans to produce several new television commercials for use in the 1997 advertising campaign as well as run a significant year-end sales promotion in its kiosks and telemarketing programs. AMRE has historically reduced media spending during the holiday season in the fourth quarter and seen a corresponding substantial fall-off in sales staffing. The plan for the fourth quarter of 1996 is to continue to generate leads for the sales organization throughout the holiday season in an effort to retain more of the sales force for 1997.

         Selling expenses increased to 19.9% of contract revenues as compared to 16.4% in the prior year period. Sales compensation as a percent of contract revenues, excluding management salaries, increased from 11.4% to 11.8% of contract revenues reflecting modifications of the sales compensation plan during the period. Other selling expenses, which include sales manager salaries, and training, insurance costs, recruiting and travel, all of which are primarily fixed expenses in nature, increased in percentage terms largely due to lower contract revenues.

         License and finance fees decreased to 9.3% of contract revenues as compared to 11.9% in the same period last year. The decrease in percentage terms reflects the lower license fee rate under the Century 21 License Agreement partially offset by financing fees under the Company's new customer financing agreement.

         General and administrative expenses increased from 6.8% of contract revenues in the prior year to 10.6% in the current year. The increase in percentage terms principally reflects the lower contract revenues in the period. General and administration expenses increased in dollar terms largely resulting from higher legal and bad debt expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to 1996, the Company financed substantially all its liquidity needs with internally generated funds. Due to the magnitude of the operating loss resulting from the transition to the CENTURY 21 Home Improvements name for the first nine months of 1996, the Company has had to resort to outside sources of funds to meet its liquidity needs. Net cash used in operations during the nine-month period ended September 29, 1996 was $26,180,000 principally due to the operating loss. Capital expenditures totaled $2,391,000 and consisted primarily of in-mall kiosk units. The Company received proceeds of approximately $33,307,000 from the issuance of common stock, including the exercise of stock options and the sale of 1,938,500 common shares. In addition, in connection with the Montgomery Ward agreement discussed above, the Company received, on August 2, 1996, approximately $900,000 from the sale of 50,000 shares of AMRE Common Stock and a Warrant to acquire up to 150,000 additional shares of AMRE Common Stock at an agreed price of $18 per share (the closing price of AMRE Common Stock on the New York Stock Exchange on July 17, 1996).

         In the aggregate, cash and marketable securities totaled approximately $27,581,000 at September 29, 1996. The Company had negative working capital at September 29, 1996 and, under the terms of its license agreement with HFS, made its initial cash payment of license fees of approximately $1,400,000 during the fourth quarter and is required to pay the balance of the $11,000,000 minimum fee no later than January 31, 1997. In addition, as discussed in Note 6 of the Notes to Consolidated Financial Statements, the Company will fund a restricted cash collateral account related to the ESOP loan in the amount of approximately $5,000,000 during the fourth quarter.

         Based on the lower than expected level of installable backlog carried into the fourth quarter and continued high marketing expense, the Company expects to incur a substantial operating loss during the fourth quarter. In addition, given the historical trend toward lower sales and installations in the weather-affected first quarter, the Company would expect to incur a significant operating loss in the first quarter of 1997, although management anticipates the magnitude of the operating loss would be substantially less than the operating loss incurred in the first quarter of 1996. As a result, the Company expects to utilize significant amounts of cash during the remainder of 1996 and 1997 to fund such anticipated losses, and therefore the Company anticipates the need for substantial additional working capital no later than the first quarter of 1997.

         As noted above, the execution of the Company's conversion to the CENTURY 21 Home Improvements brand and launch of its franchise system have taken longer and required greater capital than initially anticipated. In order to return to profitability, the Company must improve its sales performance (in terms of sales dollars generated per appointment), further lower its marketing cost per appointment and expand its franchising system. Consequently, it is not possible to estimate the timing of the Company's return to profitability.

         In order to meet the Company's increased working capital needs, management has engaged Bear Stearns & Co., Inc. to serve as financial advisor with respect to an anticipated financing transaction by the Company, involving either debt or equity, which would be intended to provide the Company with sufficient cash to meet the Company's anticipated working capital needs. In this regard, the Company is currently engaged in discussions relating to possible financing strategies with several groups, including HFS Incorporated, and the Company anticipates finalizing plans for raising additional capital in the fourth quarter. Notwithstanding these discussions, no assurance can be given that the Company will successfully complete any financing transaction or otherwise maintain adequate liquidity, and any such failure would have a material adverse effect on the Company's overall financial condition and would severely constrain the Company's ability to operate its business as currently conducted.

         In addition to its proposed capital raising efforts, management is also reviewing operational options for addressing the Company's working capital situation. These options include, among other things, accelerating the expansion of its franchise operations, aggressively divesting or closing certain marginal sales offices and further reducing overhead. In this regard, the Company is evaluating the cash flow and profit impact of such options. If these options are implemented before the end of 1996, it will result in a one-time charge in the fourth quarter. Since the decisions on cost reduction options have not been finalized, it is difficult to estimate the amount of the related one-time charge, however, it is expected to be in the range of $4,000,000 to $6,000,000. Management believes that this combination of aggressive cost reduction, focus on franchising and contemplated infusion of additional capital will enhance the Company's ability to complete the successful implementation of its business plan.

SEASONALITY

         Generally, because of the holiday season and weather conditions, the Company's revenues and net income decline during the cold weather months (especially in the first quarter). The following table sets forth the Company's unaudited quarterly financial information:

                                                                         QUARTER ENDED
                                                -----------------------------------------------------------------
                                                 APRIL 2,        JULY 2,         OCTOBER 1,           DECEMBER 31,
                                                ---------       ---------        ----------           -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1995
Contract revenues . . . . . . . . . . . . . .   $  74,831       $  90,209        $   96,891           $    77,976
Gross profit  . . . . . . . . . . . . . . . .      48,764          60,511            65,066                50,255
Nonrecurring charges  . . . . . . . . . . . .       --              --                --                   11,800
Operating income (loss) . . . . . . . . . . .      (7,067)         (2,602)              966               (18,260)
Net income (loss) . . . . . . . . . . . . . .      (4,515)      $  (1,837)       $    1,110           $   (18,620)
Net income (loss) per share . . . . . . . . .   $    (.26)      $    (.11)       $      .07           $     (1.07)


                                                MARCH 31,        JUNE 30,        SEPTEMBER 29,
                                                ---------       ---------        -------------
YEAR ENDED DECEMBER 31, 1996
Contract revenues . . . . . . . . . . . . . .   $  58,601       $  62,875        $   65,020
Gross profit  . . . . . . . . . . . . . . . .      37,216          39,644            43,059
Nonrecurring charges  . . . . . . . . . . . .       2,500           --                --
Operating loss  . . . . . . . . . . . . . . .     (19,015)        (12,437)          (10,861)
Net loss  . . . . . . . . . . . . . . . . . .   $ (18,942)      $ (12,094)       $  (10,875)
Net loss per share  . . . . . . . . . . . . .   $   (1.05)      $    (.63)       $     (.55)

                          PART II.  OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

    Reference is made to Note 2 of Notes to Consolidated Financial Statements herein for a discussion of legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:


                       NUMBER AND DESCRIPTION OF EXHIBIT

10.1 Amendment No. 5 to the AMRE, Inc. Savings Investment Plan, effective January 1, 1996.

11. Calculations of weighted average common shares outstanding for the three-month and nine-month periods ended September 29, 1996 and October 1, 1995.

27.        Financial Data Schedule.

__________________________


(B) REPORTS ON FORM 8-K: There were no current reports on Form 8-K filed by the Company during the quarter ended September 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMRE, Inc.




DATE: November 13, 1996             /s/   John S. Vanecko
                                    ----------------------------------
                                    John S. Vanecko
                                    Vice President and Chief Financial Officer
                                    (Principal financial officer and
                                    duly authorized officer of registrant)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                 NUMBER AND DESCRIPTION OF EXHIBIT
-------                ---------------------------------


10.1     -   Amendment No. 5 to the AMRE, Inc. Savings Investment Plan,
             effective January 1, 1996.

11       -   Calculations of weighted average common shares outstanding for the three-month and nine-month periods ended September 29, 1996 and October 1, 1995.

27       -   Financial Data Schedule.